Form 10-Q
period 2021-03-31
Catcha Investment Corp
filed 2021-06-01
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-40061

Catcha Investment Corp

(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1574476
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Level 42, Suntec Tower Three 8 Temasek Blvd Singapore
(Address of Principal Executive Offices)	038988 (Zip Code)

+65-6829-2294

(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CHAA.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	CHAA	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary stock at an exercise price of $11.50 per share	CHAA WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 28, 2021, 30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,294,784	$—
Deferred Offering Costs	—	86,354
Prepaid expenses	228,642	—

Total current assets	1,523,426	86,354
Investment held in Trust Account	300,010,185	—

Total Assets	$301,533,611	$86,354

Liabilities and Shareholders’ Equity
Accrued expenses	$87,633	$62,098
Due to Related Party	15,667	—
Promissory Note - Related Party	—	5,000

Total current liabilities	103,300	67,098
Warrant liability	21,772,425	—
Deferred Underwriting fees	10,500,000	—

Total liabilities	32,375,725	67,098

Commitments (Note 8)
Class A ordinary shares subject to possible redemption, 26,415,788 shares and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	264,157,880	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,584,212 shares and no shares issued and outstanding, (excluding 26,415,788 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	358	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	750	791
Additional paid-in capital	6,464,241	24,209
Accumulated deficit	(1,465,343)	(5,744)

Total Shareholders’ equity	5,000,006	19,256

Total Liabilities and Shareholders’ Equity	$301,533,611	$86,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$67,947

Loss from operations	(67,947)

Other income (loss):
Interest income	10,185
Change in fair value of warrant liability	(606,791)
Transaction costs incurred in connection with IPO	(795,046)

Total other loss, net	(1,391,652)

Net loss	$(1,459,599)

Basic and diluted weighted average shares outstanding, Class A ordinary share, subject to possible redemption	12,358,027

Basic and diluted net loss per share	—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,808,639

Basic and diluted net loss per share	$(0.17)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares			Class B Ordinary Shares		Additional		Total
	Shares	Amount		Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance- December 31, 2020		$		7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 30,000,000 Units on February 17, 2021 through public offering, net of offering costs and warrant liability	30,000,000		3,000			269,970,509		269,973,509
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability						624,720		624,720

Net loss							(1,459,599)	(1,459,599)

Forfeiture of over-allotment option of Class B ordinary shares	—		—	(406,250)	(41)	41	—	—

Reclassification of ordinary shares subject to redemption	(26,415,788)		(2,642)			(264,155,238)		(264,157,880)

Balance as of March 31, 2021	3,584,212		$358	7,500,000	$750	$6,464,241	$(1,465,343)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

CONDENSED STATEMENT OF CASH FLOWS

THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(1,459,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(10,185)
Transaction costs incurred in connection with IPO	795,046
Change in fair value of warrant liability	606,791
Changes in current assets and liabilities:
Prepaid expenses	(228,642)
Accrued expenses	25,535
Due to related party	15,667

Net cash used in operating activities	(255,387)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting	294,000,000
Proceeds from private placement	8,000,000
Payment of promissory note	(131,259)
Payment of offering costs	(318,570)

Net cash provided by financing activities	301,550,171

Net change in cash	1,294,784
Cash, beginning of the period	—

Cash, end of the period	$1,294,784

Supplemental disclosure of cash flow information:
Deferred underwriting fees	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$264,814,870

Change in value of Class A ordinary shares subject to possible redemption	$(656,990)

Initial classification of warrant liability	$21,165,634

Deferred offering costs paid under promissory note	$126,259

Offering costs included in accrued offering costs	$87,633

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

(Unaudited)

Note 1—Organization and Business Operation

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Catcha Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 30,000,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of the over-allotment, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 4. Each Unit consists of one Class A ordinary share, and one-third of one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 4).

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of $8,000,000, which is described in Note 5.

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

As of March 31, 2021, transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fees (see Note 8), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged into additional paid in capital and $795,046 was allocated to the public and private warrants and recorded as operating and formation costs.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,294,784 in cash outside of the Trust Account and working capital of approximately $1.4 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

Note 2 — Restatement of Previously Issued Financial Statement as of February 17, 2021

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of February 11, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 Public Warrants and (ii) the 5,333,333 Private Warrants (See Note 4 and Note 5). The Company previously accounted for both Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities and measured at fair value at inception (on the date of the IPO) and at each reporting date with changes in fair value recognized in the Statement of Operations in the period of change.

After consultation with the Company’s management and the audit committee of the Company’s Board of Directors , the Company concluded that it is appropriate to restate the Company’s previously issued financial statement as of February 17, 2021, as previously reported in its Form 8-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the Restatement on each balance sheet line item as of the dates, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at February 17, 2021
Warrant Liability	$—	$21,165,634	$21,165,634
Class A ordinary share subject to possible redemption	285,980,510	(21,165,640)	264,814,870
Class A ordinary shares	140	212	352
Additional paid-in capital	5,018,900	794,841	5,813,741
Accumulated deficit	$(19,827)	$(795,046)	$(814,873)

Note 3—Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the Company’s Annual Report on Form 10-K for the period from December 17, 2020 (inception) through December 31, 2020 as filed with the SEC on February 24, 2021 and April 15, 2021, respectively. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Investment Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Investment Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $255 in cash and $300,009,930 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on July 22, 2021. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$255	$—	$—	$255
U.S. Treasury Securities	300,009,930	9,402	—	300,019,332

	$300,010,185	$9,402	$—	$300,019,587

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

At March 31, 2021, offering costs in the aggregate of $16,236,137 have been charged to shareholders’ equity (consisting of $5,724,193 in underwriting fee, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as operating expenses (consisting of $275,807 in underwriting fee, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs) for the three months ended March 31, 2021.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liability

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

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of March 31, 2021, there were 15,333,333 warrants outstanding.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement as such warrants were anti-dilutive. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate.

The Company’s condensed statement of operations include a presentation of loss per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of loss per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net loss, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Share
Numerator: Earnings allocable to Redeemable Class A Ordinary Share
Interest Income	$8,968
Less: Interest available to be withdrawn for payment of taxes	$—

Net Earnings	$8,968
Denominator: Weighted Average Redeemable Class A Ordinary Share
Redeemable Class A Ordinary Share, Basic and Diluted	12,358,027
Earnings/Basic and Diluted Redeemable Class A Ordinary Share	$—

Non-Redeemable Class B Ordinary Share
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,459,599)
Redeemable Net Earnings	$(8,968)

Non-Redeemable Net Loss	$(1,468,567)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Share
Non-Redeemable Class B Ordinary Share, Basic and Diluted	8,808,639
Basic and Diluted Net Loss per Non-Redeemable Ordinary Share	$(0.17)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

On February 17, 2021, the Company sold 30,000,000 Units, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of the over-allotment, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 8).

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Warrants

As of March 31, 2021, there were 15,333,333 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

•

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

Note 5—Private Placement

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

Note 6—Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over allotment option was terminated, hence the 406,250 Class B ordinary shares were forfeited. As of March 31, 2021, there were 7,500,000 Founder Shares issued and outstanding.

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

Due to related party

As of March 31, 2021, the amount due to related party was $15,667 which represents the accrual of an administrative service fee from the Listing Date (defined below) to March 31, 2021.

Promissory Note—Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor. As of March 31, 2021, there were no borrowings under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $15,667 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to March 31, 2021, as reflected in the accompanying unaudited condensed statement of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 7 — Fair Value Measurements

Warrant Liability

The Company’s public and private warrant liabilities were valued using a Monte Carlo simulation at issuance date utilizing management judgment and pricing inputs from the quoted underlying common stock. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the public and private warrant liabilities are classified as level 3.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities
Warrant Liability—Public Warrants	$14,166,089	$—	$—	$14,166,089
Warrant Liability—Private Warrants	7,606,336	—	—	7,606,336

	$21,772,425	$—	$—	$21,772,425

The key inputs used in the Monte Carlo simulation for the Public and Private Warrants were as follows:

Input	February 17, 2021	March 31, 2021
Risk-free interest rate	0.76%	1.14%
Expected term (years)	6.03	5.92
Expected volatility	24.1%	24.4%
Stock price	$9.54	$9.48
Exercise price	$11.5	$11.5
Dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	21,165,634
Change in fair value	606,791

Fair value as of March 31, 2021	$21,772,425

Note 8—Commitments & Contingencies

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

Note 9—Shareholders’ Equity

Preference shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020,, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021, there were 3,584,212 Class A ordinary shares issued and outstanding, excluding 26,415,788 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, as a result, 625,000 shares were no longer subject to forfeiture. At March 28, 2021, the over allotment option was terminated, hence the 406,250 Class B ordinary shares were forfeited. At March 31, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 Class B ordinary shares issued and outstanding, respectively.

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 17, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,459,599, which consisted of formation and operating expenses of $67,947, transaction costs in connection with IPO of $795,046 and an unrealized loss on change on fair value of the warrant liability of $606,791, offset by interest income on Treasury securities held in the Trust Account of $10,185.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and advances from our Sponsor.

On February 17, 2021, we consummated the Initial Public Offering of 30,000,000 Units, which included the partial exercise by the underwriters of the over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,333,333 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $8,000,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $300,000,000 was placed in the Trust Account. We incurred $17,031,183 in transaction costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $531,183 of other offering costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the three months ended March 31, 2021, net cash used in operating activities was $255,387. The net loss of $1,459,599 was impacted by noncash charges related to the transaction costs in connection with the IPO of $795,046, unrealized loss on fair value changes of the warrant liability of 606,791 and offset by interest earned on cash and marketable securities held in Trust Account of 10,185, and changes in operating assets and liabilities used $187,440 of cash from operating activities.

At March 31, 2021, we had investment held in the Trust Account of $ 300,010,185. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $1,294,784 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the underwriters a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant liability

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

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of March 31, 2021, there were 15,333,333 warrants outstanding.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate.

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 3 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and President performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common shares or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the SEC Staff issued the SEC Statement. In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Statement, the Company’s management reevaluated the terms of the warrants issued in connection with our IPO and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common shares and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 17, 2021, we consummated our Initial Public Offering of 30,000,000 Units, inclusive of 2,500,000 Units sold to the underwriters exercising their over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. J.P. Morgan Securities LLC acted as book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252389). The SEC declared the registration statement effective on February 11, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 5,333,333 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $300,000,000 was placed in the Trust Account.

We paid a total of $6,000,000 underwriting discounts and commissions and $531,183 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,500,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.1	Private Placement Warrants Purchase Agreement between the Company and Catcha Holdings LLC (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (1)

10.4	Letter Agreement between the Company, Catcha Holdings LLC and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.
(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on February 18, 2021 and incorporated by reference herein.

PART III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: June 1, 2021		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2021		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)