Form 10-Q
period 2021-06-30
Catcha Investment Corp
filed 2021-08-16
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number

001-40061

Catcha Investment Corp
(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1574476
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Level 42, Suntec Tower Three 8 Temasek Blvd Singapore	038988
(Address of Principal Executive Offices)	(Zip Code)
+65-6829-2294
(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CHAA.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	CHAA	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary stock at an exercise price of $11.50 per share	CHAA WS	New York Stock Exchange
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
As of August 12, 2021,
30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP
FORM 10-Q FOR
THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
CATCHA INVESTMENT CORP
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,126,787	$—
Deferred Offering Costs	—	86,354
Prepaid expenses	169,989	—

Total current assets	1,296,776	86,354
Investments held in Trust Account	300,032,790	—

Total Assets	$301,329,566	$86,354

Liabilities and Shareholders’ Equity
Accrued expenses	$42,026	$62,098
Due to Related Party	5,667	—
Promissory Note - Related Party	—	5,000

Total current liabilities	47,693	67,098
Warrant liability	15,230,550	—
Deferred Underwriting fees	10,500,000	—

Total liabilities	25,778,243	67,098

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 27,055,132 shares and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	270,551,320	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,944,868 shares and no shares issued and outstanding, (excluding 27,055,132 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	294	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	750	791
Additional paid-in capital	70,865	24,209
Retained earnings (Accumulated deficit)	4,928,094	(5,744)

Total Shareholders’ equity	5,000,003	19,256

Total Liabilities and Shareholders’ Equity	$301,329,566	$86,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$171,043	$238,990

Loss from operations	(171,043)	(238,990)

Other income (loss):

Interest income	22,605	32,790

Change in fair value of warrant liability	6,541,875	5,935,084

Transaction costs incurred in connection with IPO	—	(795,046)

Total other income, net	6,564,480	5,172,828

Net income	$6,393,437	$4,933,838

Basic and diluted weighted average shares outstanding, Class A ordinary share, subject to possible redemption	26,415,788	19,425,741

Basic and diluted net income per share	$—	$—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	11,084,212	9,952,712

Basic and diluted net income per share	$0.61	$0.49

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	$ Amount

Balance as of March 31, 2021	3,584,212	$358	7,500,000	$750	$6,464,241	$(1,465,343)	$5,000,006

Net income	—	—	—	—	—	6,393,437	6,393,437

Reclassification of ordinary shares subject to redemption	(639,344)	(64)	—	—	(6,393,376)	—	(6,393,440)

Balance as of June 30, 2021	2,944,868	$294	7,500,000	$750	$70,865	$4,928,094	$5,000,003

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	$ Amount

Balance - December 31, 2020	—	$—	7,906,250	791	$24,209	$(5,744)	$19,256
Sale of 30,000,000 Units on February 17, 2021 through public offering, net of offering costs and warrant liability	30,000,000	3,000	—	—	269,970,509	—	269,973,509
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720	—	624,720
Net income	—	—	—	—	—	4,933,838	4,933,838
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Reclassification of ordinary shares subject to redemption	(27,055,132)	(2,706)	—	—	(270,548,614)	—	(270,551,320)

Balance as of June 30, 2021 (unaudited)	2,944,868	$294	7,500,000	$750	70,865	$4,928,094	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$4,933,838
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(32,790)
Transaction costs incurred in connection with IPO	795,046
Change in fair value of warrant liability	(5,935,084)
Changes in current assets and liabilities:
Prepaid expenses	(169,989)
Accrued expenses	(20,072)
Due to related party	5,667

Net cash used in operating activities	(423,384)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting	294,000,000
Proceeds from private placement	8,000,000
Payment of promissory note	(131,259)
Payment of offering costs	(318,570)

Net cash provided by financing activities	301,550,171

Net change in cash	1,126,787
Cash, beginning of the period	—

Cash, end of the period	$1,126,787

Supplemental disclosure of cash flow information:
Deferred underwriting fees	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$264,814,780

Change in value of Class A ordinary shares subject to possible redemption	$5,736,450

Initial classification of warrant liability	$21,165,634

Deferred offering costs paid under promissory note	$126,259

Offering costs included in accrued offering costs	$87,633

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Catcha Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 30,000,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of the over-allotment, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, and one-third of
one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 3).
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

As of June 30, 2021, transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 7), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid in capital and $795,046 was allocated to the public and private warrants and recorded as operating and formation costs.
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 4) in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period or during any Extension Period.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $1,126,787 in cash outside of the Trust Account and working capital of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).
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
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of corona virus
(the “COVID-19 outbreak”). In
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for
the period from December 17, 2020 (inception) through December 31, 2020 as filed with the SEC on February 24, 2021, respectively. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investment Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity
Securities.” Held-to-maturity securities
are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Investment Held in Trust Account
As of June 30, 2021, investment in the Company’s Trust Account consisted of $255 in cash and $300,032,535 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on July 22, 2021 and the Company repurchased new Treasury Securities, which will mature on
November 26, 2021.
The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$255	$—	$—	$255
U.S. Treasury Securities	300,032,535	—	(2,624)	300,029,911
	$300,032,790	$—	$(2,624)	$300,030,166

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.
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
During the six months ended June 30, 2021, offering costs in the aggregate of $16,236,137 have been charged to shareholders’ equity (consisting of $5,724,193 in underwriting fee
s
, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as operating expenses (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs) for the six months ended June 30, 2021.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary share is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each reporting period. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2021, there were 15,333,333 warrants outstanding.
Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method
in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement as such warrants were anti-dilutive. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate.
The Company’s condensed statement of operations include a presentation of income per Class A ordinary shares subject to possible redemption in a manner similar to the two-class method
of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable ordinary
shares is calculated by dividing the net income, adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary
shares outstanding for the
periods. Non-redeemable ordinary
shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$20,385	$29,570
Less: Interest available to be withdrawn for payment of taxes	—	—

Net Earnings	20,385	29,570
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	26,415,788	19,425,741
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—
Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$6,393,437	$4,933,838
Redeemable Net Earnings	(20,385)	(32,790)

Non-Redeemable Net Income	6,373,052	4,904,268
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	11,084,212	9,952,712

Basic and Diluted Net Income per Non-Redeemable Ordinary Shares	$0.57	$0.49

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Warrants
As of June 30, 2021, there were 15,333,333 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
Note 5—Related Party Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over allotment option was terminated, hence the 406,250 Class B ordinary shares were forfeited. As of June 30, 2021, there were 7,500,000 Founder Shares issued and outstanding.
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
Due to related party
As of June 30, 2021, the amount due to related party was $5,667 which represents the accrual of an administrative service fee from the Listing Date (defined below) to June 30, 2021.
Promissory Note—Related Party
On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing,
unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor. As of June 30, 2021 and December 31, 2020, amounts outstanding under the promissory note totaled $0 and $5,000, respectively.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $45,667 and $30,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to June 30, 2021 and for the three months ended June 30, 2021, as reflected in the accompanying unaudited condensed statement of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 6 — Fair Value Measurements
Warrant Liability
The Company’s public and private warrant liabilities were valued using a Monte Carlo simulation at issuance date utilizing management judgment and pricing inputs from the quoted underlying common stock. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the public and private warrant liabilities are initially classified as level 3.
The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of June 30, 2021.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability—Public Warrants	$9,800,000	$9,800,000	$—	$—
Warrant Liability—Private Warrants	5,430,550	—	—	5,430,550

	$15,230,550	$9,800,000	$—	$5,430,550

The key inputs used in the Monte Carlo simulation for the Private Warrants were as follows:

Input	February 17, 2021	June 30, 2021
Risk-free interest rate	0.76%	1.00%
Expected term (years)	6.03	5.77
Expected volatility	24.10%	18.20%
Stock price	$9.54	$9.65
Exercise price	$11.50	$11.50
Dividend yield	—%	—%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	21,165,634
Change in fair value	(5,935,084)
Public warrants transferred to level 1	(9,800,000)

Fair Value at June 30, 2021	$5,430,550

Note 7—Commitments & Contingencies
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
Note 8—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 2,944,868 Class A ordinary shares issued and outstanding, excluding 27,055,132 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B ordinary shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, as a result, 625,000 shares were no longer subject to forfeiture. At March 28, 2021, the over allotment option was terminated, hence the 406,250 Class B ordinary shares were forfeited. At June 30, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 Class B ordinary shares issued and outstanding, respectively.

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
Note 9—Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income
in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had a net income of $6,393,437, which consisted of an unrealized gain on change on fair value of the warrant liability of $6,541,875, interest income on Treasury securities held in the Trust Account of $22,605, offset by formation and operating expenses of $171,043.

For the six months ended June 30, 2021, we had a net income of $4,933,838, which consisted of an unrealized gain on change on fair value of the warrant liability of $5,935,084, interest income on Treasury securities held in the Trust Account of $32,790, offset by formation and operating expenses of $238,990, transaction costs in connection with IPO of $795,046.
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
For the six months ended June 30, 2021, net cash used in operating activities was $423,384. The net income of $4,933,838 was impacted by unrealized gain on fair value changes of the warrant liability of $5,935,084, interest earned on cash and marketable securities held in Trust Account of $32,790 and offset by noncash charges related to the transaction costs in connection with the IPO of $795,046, and changes in operating assets and liabilities used $184,394 of cash from operating activities.
At June 30, 2021, we had investment held in the Trust Account of $ 300,032,790. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $1,126,787 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance Sheet
Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.
We have an agreement to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each reporting period. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2021, there were 15,333,333 warrants outstanding.

Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate.
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15 (e)
under the Exchange Act) were not effective as of June 30, 2021.

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
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation
S-K,
risk factors are not required to be included in a quarterly report and such are omitted from this filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on February 18, 2021 and incorporated by reference herein.
PART III - SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: August 16, 2021		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)