Form 10-Q
period 2021-09-30
Catcha Investment Corp
filed 2021-11-22
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of November 22
, 2021
, 30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP
FORM 10-Q FOR
THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
CATCHA INVESTMENT CORP
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,045,223	$—
Deferred Offering Costs	—	86,354
Prepaid expenses	104,008	—
Total current assets	1,149,231	86,354
Investments held in Trust Account	300,055,759	—
Total Assets	$301,204,990	$86,354
Liabilities and Shareholders’ ( Deficit ) Equity
Accrued expenses	$13,610	$62,098
Due to Related Party	5,667	—
Promissory Note - Related Party	—	5,000
Total current liabilities	19,277	67,098
Warrant liability	10,141,181	—
Deferred Underwriting fees	10,500,000	—
Total liabilities	20,660,458	67,098
Commitments (Note 8)
Class A ordinary shares subject to possible redemption, 30,000,000 shares and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	300,055,759	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	750	791
Additional paid-in capital	—	24,209
Accumulated deficit	(19,511,977)	(5,744)
Total Shareholders’ (Deficit) Equity	(19,511,227)	19,256
Total Liabilities and Shareholders’ (Deficit) Equity	$301,204,990	$86,354
The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$119,129	$358,119
Loss from operations	(119,129)	(358,119)
Other income (loss):
Interest income from Trust A ccount	22,969	55,759
Change in fair value of warrant liability	5,089,369	11,024,453
Transaction costs incurred in connection with IPO	—	(795,046)
Total other income, net	5,112,338	10,285,166
Net income	$4,993,209	$9,927,047
Basic and diluted weighted average shares outstanding, Class A ordinary share s , subject to possible redemption	30,000,000	24,835,165
Basic and diluted net income per share	$0.13	$0.31
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	7,500,000	7,303,114
Basic and diluted net income per share	$0.13	$0.31
The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity ( Deficit )
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021 , As Restated (See Note 2)	—	$—	7,500,000	$750	$—	$(24,482,217)	$(24,481,467)
Net income	—	—	—	—	—	4,993,209	4,993,209
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(22,969)	(22,969)
Balance as of September 30, 2021	—	$—	7,500,000	$750	$—	$(19,511,977)	$(19,511,227)
The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity ( Deficit )
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720	—	624,720
Net income	—	—	—	—	—	9,927,047	9,927,047
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Remeasurement of Class A ordinary shares to redemption value, As Restated (See Note 2)	—	—	—	—	(648,970)	(29,377,521)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption, As Restated (See Note 2)						(55,759)	(55,759)
Balance as of September 30, 2021	—	$—	7,500,000	$750	—	$(19,511,977)	$(19,511,227)
The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$9,927,047
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(55,759)
Transaction costs incurred in connection with IPO	795,046
Change in fair value of warrant liability	(11,024,453)
Changes in current assets and liabilities:
Prepaid expenses	(104,008)
Accrued expenses	(48,488)
Due to related party	5,667
Net cash used in operating activities	(504,948)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting	294,000,000
Proceeds from private placement	8,000,000
Payment of promissory note	(131,259)
Payment of offering costs	(318,570)
Net cash provided by financing activities	301,550,171
Net change in cash	1,045,223
Cash, beginning of the period	—
Cash, end of the period	$1,045,223
Supplemental disclosure of cash flow information:
Deferred underwriting fees	$10,500,000
Initial value of Class A ordinary shares subject to possible redemption	$300,000,000
Accretion of interest income to Class A shares subject to redemption	$55,579
Initial classification of warrant liability	$21,165,634
Deferred offering costs paid under promissory note	$126,259
The accompanying notes are an integral part of the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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

As of September 30, 2021, transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred
underwriting fees (see Note 8), and $
531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-
in capital and $
795,046
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
Liquidity
-
and Capital Resources
As of September 30, 2021, the Company had $1,045,223 in cash outside of the Trust Account and working capital of approximately $1.1 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).
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

Note 2 –
Restatement of Previously Issued Financial Statements
The Company had previously classified a portion of its Class A ordinary shares in permanent equity, because in no event will the Company redeem the public shares in an amount that would cause the net tangible assets to be less than $5,000,001
(so that the Company does not then become subject to the SEC’s “penny stock” rules). As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of the Accounting Standard Codification (the “ASC”)
480-10-S99
(the redeemable securities guidance in ASC 480-10-S99 is generally applicable to all public companies that prepare financial statements in accordance with SEC Regulation S-X.) on the Company’s financial statements. Based upon management’s re-evaluation,
the Company’s management concluded that all of its Class A ordinary shares should be classified as temporary equity, as ASC 480-10-S99 requires classification in temporary equity of securities redeemable for cash or other assets if they are redeemable under any of the following conditions: (1) At a fixed or determinable price on a fixed or determinable date; (2) At the option of holder; (3) Upon occurrence of an event that is not solely within control of issuer. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material to all
previously presented financial statements.
Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of February 17, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around accounting for complex financial instruments and should no longer be relied upon. The Company is reporting all of its Class A redeemable shares in temporary equity as opposed to permanent equity for all affected periods.
The following tables summarize the effect of the Restatement on each balance sheet line item, statement of operations line item, and statement of cash flows line item and statement of changes in shareholders’ equity as of the dates, indicated:

February 17, 2021	As Previously Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	$264,814,870	$35,185,130	$300,000,000
Class A ordinary shares	352	(352)	0
Additional paid-in-capital	5,813,741	(5,813,741)	—
Accumulated deficit	(814,873)	(29,371,037)	(30,185,910)
Total shareholders’ equity (accumulated deficit)	5,000,011	(35,185,130)	(30,185,119)
Class A ordinary shares in Permanent Equity	3,518,513	(3,518,513)	—
Number of shares subject to redemption	26,481,487	3,518,513	30,000,000

March 31, 2021	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption	264,157,880	35,852,305	300,010,185
Class A ordinary shares	358	(358)	(0)
Additional paid-in-capital	6,464,241	(6,464,241)	—
Accumulated deficit	(1,465,343)	(29,387,706)	(30,853,049)
Total shareholders’ equity (deficit)	5,000,006	(35,852,305)	(30,852,299)
Number of shares subject to redemption	26,415,788	3,584,212	30,000,000
Class A ordinary shares in Permanent Equity	3,584,212	(3,584,212)	—
Condensed Statement of Operations for the three months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary share, subject to possible redemption	12,358,027	1,975,306	14,333,333
Basic and diluted net loss per share	—	(0.07)	(0.07)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,808,639	(1,905,861)	6,902,778
Basic and diluted net loss per share	(0.17)	0.10	(0.07)
Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	264,814,780	35,185,220	300,000,000
Change in value of Class A ordinary shares subject to possible redemption	(656,990)	667,175	10,185

	Reported	Adjustment	As Restated
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2021 (unaudited)
Sale of 30,000,000 Units on February 17, 2021 through public offering, net of offering costs and warrant liability	269,973,509	(269,973,509)	—
Remeasurement of Class A ordinary shares to redemption value	—	(30,026,491)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption	—	(10,185)	(10,185)
Reclassification of ordinary shares subject to redemption	(264,157,880)	264,157,880	—
Balance as of March 31, 2021	5,000,006	(35,852,305)	(30,852,299)

June 30, 2021	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption	270,551,320	29,481,470	300,032,790
Class A ordinary shares	294	(294)	(0)
Additional paid-in-capital	70,865	(70,865)	—
Accumulated deficit	4,928,094	(29,410,311)	(24,482,217)
Total shareholders’ equity (accumulated deficit)	5,000,003	(29,481,470)	(24,481,467)
Number of shares subject to redemption	27,055,132	2,944,868	30,000,000
Class A ordinary shares in Permanent Equity	2,944,868	(2,944,868)	—
Condensed Statement of Operations for the three months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary share, subject to possible redemption	26,415,788	3,584,212	30,000,000
Basic and diluted net income per share	—	0.17	0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	11,084,212	(3,584,212)	7,500,000
Basic and diluted net income per share	0.61	(0.44)	0.17
Condensed Statement of Operations for the six months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary share, subject to possible redemption	19,425,741	2,784,204	22,209,945
Basic and diluted net income per share	—	0.17	0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,952,712	(2,749,673)	7,203,039
Basic and diluted net income per share	0.49	(0.32)	0.17
Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	264,814,780	35,185,220	300,000,000
Change in value of Class A ordinary shares subject to possible redemption	5,736,450	(5,736,450)	—

	As Previously Reported	Adjustment	As Restated
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2021 (unaudited)
Balance as of March 31, 2021	5,000,006	(35,852,305)	(30,852,299)
Accretion of interest income to Class A shares subject to redemption	—	(22,605)	(22,605)
Reclassification of ordinary shares subject to redemption	(6,393,440)	6,393,440	—
Balance as of June 30, 2021	5,000,003	(29,481,470)	(24,481,467)

	As Previously Reported	Adjustment	As Restated
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2021 (unaudited)
Sale of 30,000,000 Units on February 17, 2021 through public offering, net of offering costs and warrant liability	269,973,509	(269,973,509)	—
Remeasurement of Class A ordinary shares to redemption value	—	(30,026,491)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption	—	(32,790)	(32,790)
Reclassification of ordinary shares subject to redemption	(270,551,320)	270,551,320	—
Balance as of June 30, 2021	5,000,003	(29,481,470)	(24,481,467)

Note 3—Significant Accounting Policies
Basis of Presentation
The accompany condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements included in this Form 10-K. The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the
period from December 17, 2020 (inception) through December 31, 2020 as filed with the SEC on February 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investment Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and
Equity Securities.” Held-to-maturity securities are
those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities
are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Investment Held in Trust Account
As of September 30, 2021, investment in the Company’s Trust Account consisted of $12 in cash and $300,055,747 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on July 22, 2021 and the Company repurchased new Treasury Securities, which will mature on November 26, 2021. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on September 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$12	$—	$—	$12
U.S. Treasury Securities	300,055,747	—	(3,238)	300,052,509
	$300,055,759	$—	$(3,238)	$300,052,521
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.
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
During the nine months ended September 30, 2021, offering costs in the aggregate of $16,236,137 have been charged to shareholders’ equity (consisting of $5,724,193 in underwriting fees, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as operating expenses (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs) for the nine months ended September 30, 2021.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Add: Remeasurement of Class A ordinary shares to redemption value	30,026,491
Add: Accretion of interest income to Class A shares subject to redemption	55,759

Class A ordinary shares subject to possible redemption	$300,055,759

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
The Company accounts for the warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at
each reporting period. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of September 30, 2021, there were 15,333,333 warrants outstanding.
Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,994,567	$998,642	$7,941,638	$1,985,409

Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	24,835,165	7,303,114
Basic and diluted net income per share	$0.13	$0.13	$0.31	$0.31

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 4—Initial Public Offering
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

Warrants
As of September 30, 2021, there were 10,000,000 public warrants and
 5,333,333
private placement warrants
outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
The accounting treatment of derivative financial instruments requires that the Company records a derivative liability at fair value upon the closing of the IPO. The warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. If no events occurred during the period, the warrants will not be reclassified. The fair value of the liabilities will be re-measured at the
end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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
Note 6—Related Party

Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over allotment option was terminated, hence the 406,250 Class B ordinary shares were forfeited. As of September 30, 2021, there were 7,500,000 Founder Shares issued and outstanding.
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
Due to related party
As of September 30, 2021, the amount due to related party was $5,667 which represents the accrual of an administrative service fee from the Listing Date (defined below) to September 30, 2021.
Promissory Note—Related Party
On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured
and are due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor, the funds of which were used to pay offering costs. As of September 30, 2021 and December 31, 2020, amounts outstanding under the promissory note totaled
$0 and $5,000, respectively
.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE (the “Listing Date”), to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $75,667 and $30,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to September 30, 2021 and for the three months ended September 30, 2021, as reflected in the accompanying unaudited condensed statement of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 7—Fair Value Measurements
Warrant Liability
The Company’s public and private warrant liabilities were valued using a Monte Carlo simulation at issuance date utilizing management judgment and pricing inputs from the quoted underlying ordinary shares. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the public and private warrant liabilities was initially classified as level 3.
The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of September 30, 2021.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability—Public Warrants	$6,600,000	$6,600,000	$—	$—
Warrant Liability—Private Warrants	3,541,181	—	—	3,541,181

	$10,141,181	$6,600,000	$—	$3,541,181
The key inputs used in the Monte Carlo simulation for the Public and private warrants as of February 17, 2021 and the private warrants as of September 30, 2021 were as follows:

Input	February 17, 2021	September 30, 2021
Risk-free interest rate	0.76%	1.11%
Expected term (years)	6.03	5.75
Expected volatility	24.10%	12.00%
Stock price	$9.54	$9.75
Exercise price	$11.50	$11.50
Dividend yield	—%	—%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	21,165,634
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1	(9,800,000)
Fair Value at June 30, 2021	5,430,550
Change in fair value of private warrants	(1,889,369)
Fair Value at September 30, 2021	$3,541,181
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
Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheet as of 9/30/21.
Note 9—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class
 B ordinary shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 Class B ordinary shares issued and outstanding, respectively.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and the 10-K report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in
the form of interest income on marketable securities held in the Trust Account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had a net income of $4,993,209, which consisted of an unrealized gain on change on fair value of the warrant liability of $5,089,369, interest income on Treasury securities held in the Trust Account of $22,969, offset partially by formation and operating expenses of $119,129.
For the nine months ended September 30, 2021, we had a net income of $9,927,047, which consisted of an unrealized gain on change on fair value of the warrant liability of $11,024,453, interest income on Treasury securities held in the Trust Account of $55,759, offset partially by formation and operating expenses of $358,119, and transaction costs in connection with IPO of $795,046.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $504,948. The net income of $9,927,047 was impacted by unrealized gain on fair value changes of the warrant liability of $11,024,453, interest earned on cash and marketable securities held in Trust Account of $55,759 and offset by charges related to the transaction costs in connection with the IPO of $795,046, and changes in operating assets and liabilities used $146,829 of cash from operating activities.
At September 30, 2021, we had investment held in the Trust Account of $300,055,759. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $1,045,223 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender. No amounts were drawn from the lender as of September 30, 2021.
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
Off-Balance Sheet Financing
Arrangements
We have no obligations, assets or liabilities, which would
be considered off-balance sheet arrangements
as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
each reporting period. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of September 30, 2021, there were 15,333,333 warrants outstanding.
Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a Smaller Reporting Company as defined
by Rule 12b-2 of the
Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in the Company’s Form 10-Q, as filed with the SEC on June 4, 2021, and due to the restatements of our February 17, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the February 17, 2021 Balance Sheet included in the Company’s Form 8-K, as filed with the SEC on February 24, 2021, the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on June 4, 2021 and August 16, 2021, respectively, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements does not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As the Company qualifies as a Smaller Reporting Company under Item 10(f) of
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

CATCHA INVESTMENT CORP

Date: November 22, 2021		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)