Form 10-K
period 2021-12-31
Catcha Investment Corp
filed 2022-03-31
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Class A common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter ($9.65 as of June 30, 2021), as reported on the New York Stock Exchange, was
$289,500,000.
As of
March

3
1
, 2022, 30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.
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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

•	Past performance of our management team, Catcha Group (“Catcha Group”), or their respective affiliates may not be indicative of future performance of an investment in us.

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
Our Sponsor
Founded in 1999 and led by Patrick Grove and Luke Elliott, our sponsor, Catcha Group, is one of the earliest and most established internet-focused investment groups in Southeast Asia and Australia. Headquartered in Singapore and Malaysia and with over 20 years of operating experience, Catcha Group has a strong focus and deep local understanding of the region. Since its inception, Catcha Group has made over 50 investments globally which are held directly or indirectly, and brought six digital business from their early stages to a public listing or sale, with an aggregate valuation of over $1 billion. These include iProperty Group, which was acquired by REA Group Limited in 2016, iCar Asia, which was acquired by Carsome in 2022, as well asFrontier Digital Ventures, which is listed on the Australian Securities Exchange. Catcha Group also owns Wild Digital, which is a media company that organizes conferences across Southeast Asia that bring together many of the top entrepreneurs, executives and investors in the region every year.
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

According to the 2019, 2020 and 2021
e-Conomy
SEA Reports by Google, Temasek and Bain & Company, Southeast Asia has a young and digitally native, mobile first population, with approximately 440 million Internet users in 2021, growing from 400 million in 2020. 90% of Internet users connect primarily through their mobile phones, and users on average spend 4.3 hours per day on the mobile Internet. The internet penetration in Southeast Asia reached 75% while 80% of the Internet users made at least one purchase online in 2021. The size of selected new economy sectors by gross merchandise value is expected to reach US$170 billion for 2021 and grow to an estimated US$360billion by 2025, representing 8% of Southeast Asia’s total 2025 nominal GDP, as forecasted by the IMF. The
COVID-19
pandemic has driven an acceleration in adoption of digital services in Southeast Asia, where 90% of new users in 2020 intend to continue their newfound habits post-pandemic.
Australia has a population of 25 million, and is the world’s 13th largest economy by GDP with a nominal GDP of A$2.0 trillion in 2019, which is expected to grow at average of 4% per annum through 2024 according to the IMF. Internet penetration is approximately 90%, and Internet users spend on average 2.6 hours per day on the mobile internet according to Digital 2021 Report by Hootsuite. Digital activity currently contributes, directly and indirectly, 7% to the total GDP of the country according to Australia Bureau of Statistics. The
COVID-19
pandemic has accelerated the adoption of digital services by consumers and businesses. For example, online commerce sales reached A$30 billion in the 12 months ended October 31, 2020 expanding by 50%
year-on-year.
In addition, given the geographical and time zone proximity of Southeast Asia, it is a natural expansion focus for many of Australia’s successful technology companies, such as REA Group, Seek Group,
Carsales.com
Ltd., who have been successful in capitalizing on the digital emergence in Southeast Asia.
Based on the aforementioned factors, we believe that Southeast Asia and Australia provide a rich backdrop for new economy businesses to scale rapidly. In 2018, 2019, 2020 and first half of 2021, US$52 billion of venture capital in aggregate was invested in new economy sectors in Southeast Asia and Australia according to the
e-Conomy
SEA 2021 Report and Department of Industry, Science, Energy and Resources of Australia. We believe that the value created in the private markets is a leading indicator for future investment opportunities in the public markets. Many new economy companies have remained private given the historical availability of private capital funding. However, given the availability of funding for mid-stage
and mature sectors has slowed, we believe that many of these companies could benefit from a public listing as an efficient way to increase liquidity, expand access to capital, and improve branding.
Our Competitive Advantages
Our Operating Excellence
Our team has a rich operating track record with demonstrated ability to launch, operate, and scale digital business, creating significant value for our stakeholders. We believe the collective experience of our team positions us uniquely to assess promising candidates and support companies to achieve their long-term objectives.
For example, in 2007, Catcha Group founded iProperty, an online real estate portal with presence across Southeast Asia, and exited in 2016 at a valuation of A $751 million, which was one of the largest exits in the region at the time. Leveraging insights from its experience with iProperty, Catcha Group founded Frontier Digital Ventures to establish leading online classifieds businesses in the other emerging markets across the world. Today, Frontier Digital Ventures has invested in a portfolio of online classifieds assets worth over US$750 million comprising of real estate, automotive and general classifieds platforms across Asia Pacific, Central and South America, and MENA. Catcha Group also founded iFlix in 2015, a video-on-demand
platform focused on emerging markets in Asia and was acquired by Tencent Group in 2020. Another Catcha Group company, iCar Asia, has grown to become a leading online automotive-focused portal in Southeast Asia, and was acquired by Carsome for approximately $200 million.

Our Sourcing Network
Our team has a rich and long track record as entrepreneurs, operators and investors providing them with deep understanding of the entrepreneurial journey. Our team is regarded as thought leaders and mentors with a long history of successfully helping other founders and businesses in the region develop and scale their businesses.
Our team has developed a large and deep network within the technology and digital ecosystem globally and across Asia Pacific, including strong relationships with many leading founders, executives, and investors. For example, Wild Digital Conference, which is a regional premier technology-focused conference organized by Catcha Group since 2015, saw participation from over 2,600 attendees in 2021.
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
Our management team and board of directors comprises of Patrick Grove, chairman of our board of directors and chief executive officer since our inception, Luke Elliott, director and president since our inception, Wai Kit Wong, chief financial officer, James A. Graf, independent director, Rick Hess, independent director, and Yaniv Ghitis, independent director. For more information on the experience and background of our team and directors, see “Item 10. Directors, Executive Officers, and Corporate Governance.”

Investment Advisory Board
We formed an investment advisory board, who assists our management team in sourcing suitable acquisition targets and provides business insights when we assess potential business combination targets and as we work to driving additional value in the businesses that we acquire. The members of the investment advisory board are David Gowdey, Meng Xiong, Khailee Ng, Thomas Tsao, and Helen Wong
.
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
Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter a definitive agreement regarding our initial business combination.
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
Financial Position
With funds available for a business combination in the amount of $300,000,000 as of December 31, 2021 (not taking into account the interest and assuming no redemptions), including $10,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
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
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our second amended and restated memorandum and articles of association provides that we have until 24 months after the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 month from the closing of our initial public offering. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
Although we will seek to have all vendors, service providers, prospective target businesses and other entities (other than our Independent Registered Public Accounting Firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. J.P. Morgan Securities LLC will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We have already evaluated our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
You should consider carefully all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operation may be materially and adversely affected. The risks described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business
.
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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus
(“COVID-19”)
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
and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19
outbreak, which is still ongoing in many countries globally and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continue to restrict travel and limit our ability to have meetings with potential investors or the target company’s personnel, vendors and service providers. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others, such as those relating to the new Omicron variant. The effect of the
COVID-19
pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination in a timely manner, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
As of December 31, 2021, we had $ 995,064 available to us outside of the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to our business combination. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.
In addition, if we are not able to consummate a business combination before February 17, 2023 (absent any extensions of such period with shareholder approval), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.
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
Our second amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 31, 2022, there are 470,000,000 and 42,500,000 authorized but unissued share of our Class A ordinary shares and Class B ordinary shares, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our second amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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
The net proceeds from our initial public offering and the sale of the private placement warrants provided us $300,000,000 that we may use to complete our initial business combination.

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
Risks Associated with Our Internal Control over Financial Reporting
Our warrants are expected to continue to be accounted for as derivative liabilities and will be recorded at fair value with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination. In addition, we have misclassified a portion of our Class A ordinary shares, which may reduce the accuracy of our financial results and adversely affect our business and operating results
We closed our IPO on February 17, 2021, and issued both Public and Private Warrants on that date as disclosed in our Form
8-K.
We account for the warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and
ASC 815-40
and classified each warrant as a liability at its fair value. The warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. At the end of each reporting period (1) the accounting treatment of the warrants are re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants are re-measured
and the change in the fair value of the liability are recorded as a gain or loss on derivative financial instruments.

We had previously classified a portion of our Class A ordinary shares in permanent equity, because in no event will we redeem the public shares in an amount that would cause the net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Based upon management’s re-evaluation,
our management concluded that all of our Class A ordinary shares should be classified as temporary equity, as ASC
480-10-S99
requires classification in temporary equity of securities redeemable for cash or other assets if they are redeemable under any of the following conditions: (1) At a fixed or determinable price on a fixed or determinable date; (2) At the option of holder; (3) Upon occurrence of an event that is not solely within control of issuer. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” we evaluated the errors and determined that the related impacts were material to all previously presented financial statements. Therefore, in consultation with our Audit Committee, we concluded that our previously issued financial statements as of February 17, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around accounting for complex financial instruments and should no longer be relied upon. We hence reported all of our Class A redeemable shares in temporary equity as opposed to permanent equity for all affected periods. The Company restated these previously issued financial statements in its Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021.
Changes in the inputs and assumptions for the valuation model we use to determine the fair value of the warrants may have a material impact on the estimated fair value of the embedded derivative liability. Our valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Annual Report, our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
(a) Market Information
Our units, Class A ordinary shares and warrants, are each traded on the NYSE under the symbols “CHAA,” “CHAA.U” and “CHAA WS,” respectively. Our units commenced public trading on February 12, 2021. Our Class A ordinary shares and warrants began trading on April 5, 2021.
(b) Holders
As of March 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of our Class B ordinary shares, and two holders of our warrants.
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
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
On February 17, 2021, we consummated our Initial Public Offering of 30,000,000 Units, inclusive of 2,500,000 Units sold to the underwriters exercising their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of
one redeemable warrant of the Company. J.P. Morgan Securities LLC acted as book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on
Form S-1 (No. 333-252389). The
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
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in
the form of interest income on marketable securities held in the trust account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the year ended December 31, 2021, we had a net income of $10,938,980, which consisted of an unrealized gain on change on fair value of the warrant liability of $12,255,052, interest income on Treasury securities held in the trust account of $84,603, change in fair value of over-allotment option liability of $325,679, offset partially by formation and operating expenses of $931,308 and Transaction costs incurred in connection with IPO of $795,046.
For the period from December 17, 2020 (inception) through December 31, 2020, we had a net loss of $5,744 which consisted of formation costs.

Liquidity, Capital Resources and Going Concern
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares for $25,000 by our Sponsor and advances from our Sponsor.
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
For the year ended December 31, 2021, net cash used in operating activities was $555,107. Net income of $10,613,301 consisted of an unrealized gain on change on fair value of the warrant liability of $12,255,052, change in fair value of over-allotment option liability of $325,679 interest income on Treasury securities held in the trust account of $84,603, offset by transaction costs incurred in connection with IPO of $795,046, and changes in operating assets and liabilities provided $376,201 of cash from operating activities.
For the period from December 17, 2020 (inception) through December 31, 2020, net cash used in operating activities was $5,744 which consisted of formation costs.
At December 31, 2021, we had investment held in the trust account of $300,084,603. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had $995,064 in cash outside of the trust account and working capital of $556,765. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain officers and directors may, but are not obligated to, provide us with working capital loans.
We anticipate that the $995,064 outside of the Trust Account as of December 31, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.
In addition, if we are not able to consummate a business combination before February 17, 2023 (absent any extensions of such period with shareholder approval), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. While management intends to complete a business combination on or before February 17, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 17, 2023
Off-Balance Sheet Financing
Arrangements
We have no obligations, assets or liabilities, which would
be considered off-balance sheet arrangements
as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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
Critical Accounting Policies and Estimates
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Add: Remeasurement of Class A ordinary shares to redemption value	30,026,491
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption	$300,084,603

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
each reporting period. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of December 31, 2021, there were 15,333,333 warrants outstanding.

Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.
This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Through December 31, 2021, our efforts have been limited to organizational activities and activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 17, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Reference is made to pages in this Annual Report comprising a portion of this Amendment.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Annual Report on Internal Control over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Notwithstanding the material weakness described above, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
This Report does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021 and September 30, 2021, management identified material weakness in internal control relating to accounting for complex financial instruments, which material weakness continued to exist during the fiscal year ended December 31, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosures regarding Foreign Jurisdictions the prevent inspections.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Annual Report on Form
10-K,
our directors and officers are as follows:

Name	Age	Position
Patrick Grove	46	Chairman and Executive Officer
Luke Elliott	45	Director and President
Wai Kit Wong	37	Chief Financial Officer
James Graf	57	Independent Director
Rick Hess	59	Independent Director
Yaniv Ghitis	42	Independent Director
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
Yaniv Ghitis
is one of our independent directors. Mr. Ghitis is an investment specialist in Asia-Pacific with considerable experience in originating, structuring, negotiating and executing M&A and capital markets transactions across the region, including in Greater China, Southeast Asia, India, Korea, Japan and Australia. Mr.Ghitis has served as the Chief Investment Officer of Digital Edge, a leading APAC data center platform, since 2021. Prior to joining Digital Edge, he worked at J.P. Morgan for 17 years from 2004 to 2021 in its Hong Kong, New York, London and Tel Aviv offices. Most recently he served as Managing Director and
Co-Head
of J.P. Morgan Technology, Media and Telecom Investment Banking in Asia-Pacific, where he advised and raised capital for some of the most impactful technology and digital infrastructure companies in the region. Based in Hong Kong, Yaniv holds a Bachelor of Arts in Management and Economics and a Masters of Arts in Economics, both from Tel Aviv University.
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
Director Independence
NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that James Graf, Rick Hess and Yaniv Ghitis are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
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
Audit Committee
We have established an audit committee of the board of directors. James Graf, Rick Hess and Yaniv Ghitis serve as members of our audit committee. Our board of directors has determined that each of James Graf, Rick Hess and Yaniv Ghitis are independent under the NYSE listing standards and applicable SEC rules. James Graf serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that James Graf qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
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

Nominating & Corporate Governance Committee
We have established a nominating & corporate governance committee of our board of directors. The members of our nominating & corporate governance committee are James Graf, Rick Hess and Yaniv Ghitis, and Rick Hess serves as chairman of the nominating & corporate governance committee. Our board of directors has determined that each of James Graf and Rick Hess are independent.
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
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are James Graf, Rick Hess and Yaniv Ghitis, and James Graf serves as chairman of the compensation committee. Our board of directors has determined that each of James Graf and Rick Hess are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Patrick Grove(1)	Catcha Group	Private Investments	Co-founder, Chairman, and Chief Executive Officer

Luke Elliott(1)	Catcha Group	Private Investments	Co-founder and Executive Director

James Graf	PSI Capital Inc.	Venture Capital Investments	Chief Executive Officer

Rick Hess(2)	Cobalt Capital	Venture Capital Investments	Founder and Chief Executive Officer

Yaniv Ghitis	Digital Edge	Digital infrastructure	Chief Investment Officer

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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of Class A ordinary shares and Class B ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors that beneficially owns ordinary shares; and

•	all our officers and directors as a group.
In the table below, percentage ownership is based on 30,000,000 shares of Class A ordinary shares, and 7,500,000 shares of Class B ordinary shares issued and outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of this report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Catcha Holdings LLC(2)	7,500,000	100%
Kenneth Griffin(3)	—	—	2,542,839	8.48%
Glazer Capital, LLC(4)	—	—	2,485,962	8.29%
Patrick Grove	7,500,000	100%	—	—	(5)
Luke Elliot	7,500,000	100%	—	—	(5)
Wai Kit Wong	—	—	—	—	—
James Graf	—	—	—	—	—
Rick Hess	—	—	—	—	—
Yaniv Ghitis	—	—	—	—	—
All officers and directors as a group (five members)	7,500,000	100%

(1)	Unless otherwise noted, the business address of each of our shareholders is 45-7 the Boulevard, Mid Valley City, 59200, Kuala Lumpur, Malaysia.
(2)	Represents 7,500,000 Class B ordinary shares directly held by our sponsor.
(3)
Based solely on the Schedule 13G filed jointly on February 14, 2022 by (i) Citadel Advisors LLC (“Citadel Advisors”), a Delaware limited liability company, with respect to the 2,382,354 Class A ordinary shares directly held by it; (ii) Citadel Advisors Holdings LP (“CAH”), a Delaware limited partnership, which is the sole member of Citadel Advisors, with respect to the 2,382,354 Class A ordinary shares directly held by Citadel Advisors; (iii) Citadel GP LLC (“CGP”), a Delaware limited liability company, which is the general partner of CAH, with respect to the 2,382,354 Class A ordinary shares directly held by Citadel Advisors, (iv) Citadel Securities LLC (“Citadel Securities”), with respect to the 160,485 Class A ordinary shares directly held by it, (v) Citadel Securities Group LP (“CALC4”), which is the non-member
manager of Citadel Securities, with respect to the 160,485 Class A ordinary shares directly held by Citadel Securities, (vi) Citadel Securities GP LLC (“CSGP”), which is the general partner of CALC4, with respect to the 160,485 Class A ordinary shares directly held by Citadel Securities, and (vii) Mr. Kenneth Griffin, who is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP, with respect to the 2,542,839 Class A ordinary shares, consisting 2,382,354 Class A ordinary shares directly held by Citadel Advisors and 160,485 Class A ordinary shares directly held by Citadel Securities. The address of the business office of each of the above persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(4)
Based solely on the Schedule 13G filed jointly on February 14, 2022 by (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the 2,485,962 Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and (ii) Mr. Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the 2,485,962 Class A ordinary shares held by the Glazer Funds. The address of the business office of each of the above persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)
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
Administrative Service Fee
We currently maintain our executive offices at Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988. The cost for our use of this space and another office space in Kuala Lumpur, Malaysia is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services, commencing on the date that our securities are first listed on NYSE. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“Working Capital Loans”). If the company completes the initial business combination, the company would repay the Working Capital Loans. In the event that the initial business combination does not close, the company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of December 31, 2021, no Working Capital Loans were outstanding.

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
Audit Fees.
 Audit fees consist of fees for professional services rendered for the audit of our year-end financial
statements, reviews of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements, and other required filings with the SEC for the year ended December 31, 2021 totaled $115,878.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2021 we did not pay Marcum any audit-related fees.
Tax Fees
. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021.
All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

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

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Second Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement dated February 11, 2021 between Continental Stock Transfer & Trust Company and the Registrant (2)

4.2	Description of Registrant’s Securities. (3)

4.3	Specimen Unit Certificate. (1)

4.4	Specimen Class A Ordinary Share Certificate. (1)

4.5	Specimen Warrant Certificate. (1)

10.1	Private Placement Warrants dated as of February 11, 2021 Purchase Agreement between the Company and Catcha Holdings LLC (2)

10.2	Investment Management Trust Agreement dated as of February 11, 2021 between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement dated as of February 11, 2021 among the Company and Catcha Holdings LLC (2)

10.4	Letter Agreement dated February 11, 2021 among the Company, and Catcha Holdings LLC and each director and executive officer of the Company (2)

10.5	Administrative Services Agreement dated February 11, 2021 between the Company and Catcha Holdings LLC (2)

10.6	Indemnity Agreement, dated February 11, 2021, between the Company and Patrick Grove (2)

Exhibit No.	Description

10.7	Indemnity Agreement, dated February 11, 2021, between the Company and Luke Elliott (2)

10.8	Indemnity Agreement, dated February 11, 2021, between the Company and Wai Kit Wong (2)

10.9	Indemnity Agreement, dated February 11, 2021, between the Company and James Graf (2)

10.10	Indemnity Agreement, dated February 11, 2021, between the Company and Rick Hess (2)

10.11	Indemnity Agreement, dated February 22, 2022, between the Company and Yaniv Ghitis*

10.12	Securities Subscription Agreement, dated December 28, 2020, between the Registrant and the Sponsor. (1)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 8, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

Item 16.	Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2022

CATCHA INVESTMENT CORP

/s/ Patrick Grove
Name:	Patrick Grove
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Grove	Chairman and Chief Executive Officer	March 31, 2022
Patrick Grove	(Principal Executive Officer)

/s/ Luke Elliot	Director and President	March 31, 2022
Luke Elliot	(Principal Financial and Accounting Officer)

/s/ Wai Kit Wong	Chief Financial Officer	March 31, 2022
Wai Kit Wong

/s/ James Graf	Independent Director	March 31, 2022
James Graf

/s/ Rick Hess	Independent Director	March 31, 2022
Rick Hess

/s/ Yaniv Ghitis
Yaniv Ghitis	Independent Director	March 31, 2022

CATCHA INVESTMENT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Catcha Investment Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Catcha Investment Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 17, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
Philadelphia, Pennsylvania
March 31, 2022

CATCHA INVESTMENT CORP
BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$995,064	$—
Deferred offering costs	—	86,354
Prepaid expenses	41,955	—

Total current assets	$1,037,019	$86,354
Investments held in Trust Account	300,084,603	—

Total Assets	301,121,622	86,354

Liabilities and Shareholders’ (Deficit) Equity
Accrued expenses	$474,254	$62,098
Due to related party	6,000	—
Promissory note - related party	—	5,000

Total current liabilities	480,254	67,098
Warrant liability	8,910,582	—
Deferred Underwriting fees	10,500,000	—

Total liabilities	19,890,836	67,098

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares and no shares at redemption value at December 31, 2021 and 2020, respectively	300,084,603	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 and 0 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding at December 31, 2021 and 2020, respectively	750	791
Additional paid-in capital	—	24,209
Accumulated deficit	(18,854,567)	(5,744)

Total Shareholders’ (Deficit) Equity	(18,853,817)	19,256

Total Liabilities and Shareholders’ (Deficit) Equity	$301,121,622	$86,354

The accompanying notes are an integral part of these financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 17, 2020 (Inception) through December 31, 2020

Formation and operating costs	$931,308	$5,744

Loss from operations	(931,308)	(5,744)

Other income (loss):
Interest income from Trust Account	84,603	—
Transaction costs incurred in connection with IPO	(795,046)	—
Change in fair value of over-allotment option liability	325,679	—
Change in fair value of warrant liability	12,255,052	—

Total other income, net	11,870,288	—

Net income (loss)	$10,938,980	$(5,744)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares, subject to possible redemption	26,136,986	—

Basic and diluted net income per share	$0.33	$—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	7,419,521	1,833,333

Basic and diluted net income (loss) per share	$0.33	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A Ordianry Shares		Class B Ordianry Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720	—	624,720
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	(648,970)	(29,703,200)	(30,352,170)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(84,603)	(84,603)
Net income	—	—	—	—	—	10,938,980	10,938,980

Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)

The accompanying notes are an integral part of these financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 17, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 17, 2020 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	(5,744)	(5,744)

Balance as of December 31, 2020	7,906,250	$791	$24,209	$(5,744)	$19,256

The accompanying notes are an integral part of these financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from December 17, 2020 (Inception) through December 31, 2020

Cash flows from operating activities:
Net income (loss)	$10,938,980	$(5,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by the Sponsor	—	5,744
Interest earned on cash and marketable securities held in Trust Account	(84,603)	—
Transaction costs incurred in connection with IPO	795,046	—
Change in fair value of over-allotment option liability	(325,679)	—
Change in fair value of warrant liability	(12,255,052)	—
Changes in current assets and liabilities:
Prepaid expenses	(41,955)	—
Accrued expenses	412,156	—
Due to related party	6,000	—

Net cash used in operating activities	(555,107)	—

Cash Flows from investing activities:
Purchase of investments held in Trust Account	(900,107,534)	—
Disposals of investments held in Trust Account	600,108,000	—
Cash deposited in Trust Account	(466)	—

Net cash used in investing activities	(300,000,000)	—
Cash flows from financing activities:
Proceeds from initial public offering, net of costs	294,000,000	—
Proceeds from private placement	8,000,000	—
Payment of promissory note	(131,259)	—
Payment of offering costs	(318,570)	—

Net cash provided by financing activities	301,550,171	—

Net change in cash	995,064	—
Cash, beginning of the period	—	—

Cash, end of the period	$995,064	$—

Supplemental disclosure of cash flow information:
Deferred underwriting fees	$10,500,000	$—

Initial value of Class A ordinary shares subject to possible redemption	$300,000,000	$—

Accretion of interest income to Class A shares subject to possible redemption	$84,603	$—

Initial classification of warrant liability	$21,165,634	$—

Deferred offering costs paid under promissory note	$126,259	$5,000

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$19,256

Deferred offering costs included in accrued offerings costs and expenses	$—	$62,098

The accompanying notes are an integral part of these financial statements.

CATCHA INVESTMENT CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Catcha Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 30,000,000 units (the “Units” and, with respect to the Class A ordinary share included in the Units sold, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of the over-allotment, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one warrant
to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 3).
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
Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s second amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the second amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law.
As of December 31, 2021, transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 7), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in
capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss).
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period or during any Extension Period.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Going Concern
As of December 31, 2021, the Company had $995,064 in cash outside of the Trust Account and working capital of $556,765. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain of the
Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.
In addition, if the Company is not able to consummate a Business Combination before February 17, 2023 (absent any extensions of such period with shareholder approval), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before February 17, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023.

Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of corona virus
(the “COVID-19 outbreak”). In March 2020,
the WHO classified
the COVID-19 outbreak as a
pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to
evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the
financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $995,064 and $0 in cash and did not have any cash equivalents as of December 31, 2021 and December 31, 2020, respectively.
Investment Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and
Equity Securities.” Held-to-maturity securities are
those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities
are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of December 31, 2021, investments in the Company’s Trust Account consisted of $466 in cash and $300,084,137 in U.S. Treasury Securities. All of the U.S. Treasury Securities purchased on February 18, 2021 and July 22, 2021 have matured on July 22, 2021 and November 26, 2021, respectively. The Company repurchased new Treasury Securities on November 26, 2021, which will mature on May 26, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$466	$—	$—	$466
U.S. Treasury Securities	300,084,137	—	(51,208)	300,032,929

	$300,084,603	$—	$(51,208)	$300,033,395

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

Premiums and discounts are amortized or accreted over the life of the related held-to
maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.
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
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 and December 31, 2020 due to the short maturities of such instruments.
Offering Costs Associated with IPO
The Company complies with the requirements of
the ASC 340-10-S99 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO.
FASB ASC 470-20, “Debt with
Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

During the year ended December 31, 2021, offering costs in the aggregate of $16,236,137 have been charged to shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as other income (loss) (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs) for the year ended December 31, 2021.
Over-allotment Option Liability
The Company accounted for the over-allotment option in accordance with the guidance contained in ASC 815-40. The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On February 17, 2021, the underwriters exercised the over-allotment option partially and the remaining was expired on March 28, 2021. The fair value changes of over-allotment option liability between IPO closing date and the expiration date w ere
recorded in operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from initial public offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Less: Initial fair value of over-allotment option	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	30,352,170
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption	$300,084,603

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
each reporting period. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of December 31, 2021 and December 31, 2020, there were 15,333,333 and 0 warrants outstanding, respectively.

Net Income (Loss) Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. In addition, the shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Year Ended December 31, 2021		For the period from December 17, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$8,520,314	$2,418,666	$—	$(5,744)

Denominator:
Weighted-average shares outstanding	26,136,986	7,419,521	—	1,833,333
Basic and diluted net income (loss) per share	$0.33	$0.33	$—	$(0.00)
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
On February 17, 2021, the Company sold 30,000,000 Units, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of the over-allotment, at a purchase price of $10.00 per Unit. The over-allotment option covering an additional 1,625,000 units was expired on March 28, 2021. Each Unit consists of one Class A ordinary share, and one-third of one
warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
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
Warrants
As of December 31, 2021, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of ordinary shares in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period
ending on the trading day prior to the effective date of the Business Combination.
The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as
defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability at fair value upon the closing of the IPO. The warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. If no events occurred during the period, the warrants will not be reclassified. The fair value of the liabilities is re-measured at the
end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on derivative financial instruments.
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

Note 5—Related Party Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of December 31, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 Founder Shares issued and outstanding, respectively.
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
Due to related party
As of December 31, 2021, the amount due to related party was $6,000 which represents the accrual of an administrative service fee from the Listing Date (defined below) to December 31, 2021. As of December 31, 2020, the amount due to related party was $0.
Promissory Note—Related Party
On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was allocated to borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured
and were due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor, the funds of which were used to pay offering costs. As of December 31, 2021 and December 31, 2020, amounts outstanding under the promissory note totaled $0 and $5,000, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $106,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to December 31, 2021, as reflected in the accompanying statement of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 6—Fair Value Measurements
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
The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of December 31, 2021.
The Private Placement Warrants were estimated using the public warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2 as of December 31, 2021.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability—Public Warrants	$5,799,000	$5,799,000	$—	$—
Warrant Liability—Private Warrants	3,111,582	—	3,111,582	—

	$8,910,582	$5,799,000	$3,111,582	$—

The key inputs used in the Monte Carlo simulation for the Public and private warrants as of February 17, 2021 and the private warrants as of December 31, 2021 were as follows:

Input	February 17, 2021	December 31, 2021
Public Warrant Price	N/A	0.58
Risk-free interest rate	0.76%	1.32%
Expected term (years)	6.03	5.63
Expected volatility	24.10%	10.5%
Stock price	$9.54	$9.77
Exercise price	$11.50	$11.50
Dividend yield	—%	—%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at December 31, 2020	$—
Initial fair value of public and private warrant liabilities	21,165,634
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1	(9,800,000)
Change in fair value of private warrants	(2,318,968)
Private warrants transferred to level 2	(3,111,582)

Fair Value at December 31, 2021	—

Note 7—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which
occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the balance sheet as of December 31, 2021.
Note 8—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B ordinary shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 Class B ordinary shares issued and outstanding, respectively.
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