Form 10-Q
period 2022-03-31
Catcha Investment Corp
filed 2022-05-23
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
23
, 2022, 30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
CATCHA INVESTMENT CORP
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash	$673,869	$995,064
Prepaid expenses	6,079	41,955

Total current assets	679,948	1,037,019
Investments held in Trust Account	300,122,121	300,084,603

Total Assets	$300,802,069	$301,121,622

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$478,441	$474,254
Due to related party	35,625	6,000

Total current liabilities	514,066	480,254
Deferred underwriting fees	10,500,000	10,500,000
Warrant liability	3,841,467	8,910,582

Total liabilities	14,855,533	19,890,836

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares at redemption value at March 31, 2022 and December 31, 2021 , respectively	300,122,121	300,084,603
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Accumulated deficit	(14,176,335)	(18,854,567)

Total Shareholders’ Deficit	(14,175,585)	(18,853,817)

Total Liabilities and Shareholders’ Deficit	$300,802,069	$301,121,622

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$390,883	$67,947

Loss from operations	(390,883)	(67,947)

Other income (loss):
Interest income from Trust Account	37,518	10,185
Transaction costs incurred in connection with IPO	—	(795,046)
Change in fair value of warrant liability	5,069,115	(606,791)

Total other income (loss), net	5,106,633	(1,391,652)

Net income (loss)	$4,715,750	$(1,459,599)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares, subject to possible redemption	30,000,000	14,333,333

Basic and diluted net income (loss) per share	$0.13	$(0.07)

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	7,500,000	6,902,778

Basic and diluted net income (loss) per share	$0.13	$(0.07)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Net income	—	—	—	—	—	4,715,750	4,715,750
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(37,518)	(37,518)

Balance as of March 31, 2022	—	$—	7,500,000	$750	$—	$(14,176,335)	$(14,175,585)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720		624,720
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	(648,970)	(29,377,521)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(10,185)	(10,185)
Net loss	—	—	—	—	—	(1,459,599)	(1,459,599)

Balance as of March 31, 2021	—	$—	7,500,000	$750	$—	$(30,853,049)	$(30,852,299)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,715,750	$(1,459,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(37,518)	(10,185)
Change in fair value of warrant liability	(5,069,115)	606,791
Transaction costs incurred in connection with IPO	—	795,046
Changes in current assets and current liabilities:
Prepaid expenses	35,876	(228,642)
Accounts payable and accrued expenses	4,187	25,535
Due to related party	29,625	15,667

Net cash used in operating activities	(321,195)	(255,387)
Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	294,000,000
Proceeds from private placement	—	8,000,000
Payment of promissory note	—	(131,259)
Payments of offering costs	—	(318,570)

Net cash provided by financing activities	—	301,550,171
Net Change in Cash	(321,195)	1,294,784
Cash – Beginning	995,064	—

Cash – Ending	$673,869	$1,294,784

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$—	$300,000,000

Accretion of interest income to Class A shares subject to possible redemption	$37,518	$10,185

Initial classification of warrant liability	$—	$21,165,634

Deferred offering costs paid under promissory note	$—	$126,259

Deferred offering costs included in accrued expenses	$—	$87,633

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering, and after the initial public offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the
Investment Company Act that invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s second amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the second amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law.

During the quarter ended March 31, 2021, transaction costs amounted to
$17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 7), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in
capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss).
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
Going Concern
As of March 31, 2022, the Company had $673,869 in cash outside of the Trust Account and working capital of $165,882. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued.
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

Risks and Uncertainties
Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which the accompanying condensed balance sheet as of December 31, 2021 was derived from. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $673,869 and $995,064 in cash and did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
At March 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and
Equity Securities.” Held-to-maturity securities are
those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities
are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
As of March 31, 2022, investments in the Company’s Trust Account consisted of $466 in cash and $300,121,655 in U.S. Treasury Securities. All of the U.S. Treasury Securities purchased on February 18, 2021 and July 22, 2021 have matured on July 22, 2021 and November 26, 2021, respectively. The Company repurchased new Treasury Securities on November 26, 2021, which will mature on May 26, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2022 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Cash	$466	$—	$—	$466
U.S. Treasury Securities	300,121,655	—	(108,491)	300,013,164
	$300,122,121	$—	$(108,491)	$300,013,630
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.
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

During the quarter ended March 31, 2021, offering costs in the aggregate of
$16,236,137 have been charged
to
shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as other income (loss) (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs).
Over-allotment Option Liability
The Company accounted for the over-allotment option in accordance with the guidance contained in ASC
815-40.
The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On February 17, 2021, the underwriters exercised the over-allotment option partially and the remaining was expired on March 28, 2021
. The fair value changes of over-allotment option liability between IPO closing date and the expiration date were recorded in operations during the period ended December 31, 2021.
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
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from initial public offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Less: Initial fair value of over-allotment option	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	30,352,170
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption as of December 31, 2021	300,084,603
Add: Accretion of interest income to Class A shares subject to redemption	37,518
Class A ordinary shares subject to possible redemption as of March 31, 2022	$300,122,121

Warrant Liability
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based
on whether
or not net-cash settlement
or conversion of the instrument could be required within 12 months of the condensed balance sheet date.
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
each reporting periods. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of March 31, 2022 and December 31, 2021, there were 15,333,333 warrants outstanding.
Net Income (Loss) Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. In addition, the shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,772,600	943,150	$(985,158)	$(474,441)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	14,333,333	6,902,778
Basic and diluted net income (loss) per share	$0.13	$0.13	$(0.07)	$(0.07)
Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
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
Investment Company Act that invests only in direct U.S. government treasury obligations.
Warrants
As of March 31, 2022, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability at fair value upon the closing of the IPO. The warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. If no events occurred during the period, the warrants will not be reclassified. The fair value of the liabilities is re-measured
at the end of every reporting period and the change in fair value is reported in the condensed statements of operations as a gain or loss on derivative financial instruments.

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
Note 5—Related Party Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of March 31, 2022 and December 31, 2021, there were 7,500,000 Founder Shares issued and outstanding.
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
Due to related party
As of March 31, 2022 and December 31, 2021, the amount due to related party was
$35,625
 and
$6,000
, respectively, which represents the accrual of an administrative service fee.
Promissory Note—Related Party
On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was allocated to borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured
and were due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor, the funds of which were used to pay offering costs. The note was terminated at February 22, 2021.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred $16,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to March 31, 2021, and $30,000 for the three months ended
March 31, 2022, as reflected in the accompanying
condensed statements
of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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
The Private Placement Warrants were estimated using the public warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2 as of December 31, 2021 and March 31, 2022.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability—Public Warrants	$2,500,000	$2,500,000	$—	$—
Warrant Liability—Private Warrants	1,341,467	—	1,341,467	—

	$3,841,467	$2,500,000	$1,341,467	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$5,799,000	$5,799,000	$—	$—
Warrant Liability - Private Warrants	3,111,582	—	3,111,582	—

	$8,910,582	$5,799,000	$3,111,582	$—

The key inputs used in the Monte Carlo simulation for the private warrants as of December 31, 2021 and March 31, 2022 were as follows:

Input	December 31, 2021	March 31, 2022
Public Warrant Price	0.58	0.25
Risk-free interest rate	1.32%	2.42%
Expected term (years)	5.63	5.48
Expected volatility	10.5%	4.2%
Stock price	$9.77	$9.80
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability

Fair value at December 31, 2020	$—
Initial fair value of public and private warrant liabilities	21,165,634
Change in fair value for the three months ended March 31, 2021	606,791

Fair value as of March 31, 2021	21,772,425
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1 on April 5, 202 1	(9,800,000)
Change in fair value of private warrants	(2,318,968)
Private warrants transferred to level 2	(3,111,582)

Fair Value at December 31, 2021	$—

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
Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheet
s
as of March 31, 2022 and December 31, 2021.
Note 8—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
—The Company is authorized to issue a total of 50,000,000
 C
lass B ordinary shares at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s
10-K
report for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating
income in the form of interest income on investments held in the trust account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended March 31, 2022, we had a net income of $4,715,750, which consisted of an unrealized gain on change in fair value of the warrant liability of $5,069,115, interest income on investments held in the trust account of $37,518, offset partially by formation and operating expenses of $390,883.
For the three months ended March 31, 2021, we had a net loss of $1,459,599, which consisted of an unrealized loss on change in fair value of the warrant liability of $606,791, formation and operating expenses of $67,947, and transaction costs in connection with IPO of $795,046, offset partially by interest income on investments held in the trust account of $10,185.

Liquidity and Going Concern
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
For the three months ended March 31, 2022, net cash used in operating activities was $321,195. The net income of $4,715,750 was impacted by unrealized gain on fair value changes of the warrant liability of $5,069,115, interest earned on investments held in trust account of $37,518 and by changes in operating assets and liabilities provided $69,688 of cash from operating activities.
For the three months ended March 31, 2021, net cash used in operating activities was $255,387. The net loss of $1,459,599 was impacted by unrealized loss on fair value changes of the warrant liability of $606,791, interest earned on investments held in trust account of $10,185 and by changes in operating assets and liabilities used $187,440 of cash in operating activities.
At March 31, 2022, we had investments held in the trust account of $300,122,121. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had $673,869 in cash outside of the trust account and working capital of $165,882. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.
We anticipate that the $673,869 outside of the Trust Account as of March 31, 2022, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued.
In addition, if we are not able to consummate a business combination before February 17, 2023 (absent any extensions of such period with shareholder approval), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. While management intends to complete a business combination on or before February 17, 2023, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 17, 2023.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.
We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $16,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to March 31, 2021, and $30,000 for the three months ended March 31, 2022, as reflected in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, the amount due to related party in connection with such expenses was $35,625 and $6,000, respectively.
We have an agreement to pay the underwriters a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Condensed Financial Statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to the Critical Accounting Polices during the quarter ended March 31, 2022, when compared to those reported in the 2021 Form 10-K.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

CATCHA INVESTMENT CORP

Date: May 23, 2022		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)