Form 10-Q
period 2022-06-30
Catcha Investment Corp
filed 2022-08-19
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 19, 202
2, 30,000,000 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
CATCHA INVESTMENT CORP
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$426,461	$995,064
Prepaid expenses	157,359	41,955

Total current assets	583,820	1,037,019
Investments held in Trust Account	300,442,409	300,084,603

Total Assets	$301,026,229	$301,121,622

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$500,636	$474,254
Due to Related Party	65,625	6,000

Total current liabilities	566,261	480,254
Warrant liability	1,701,269	8,910,582
Deferred underwriting fees	10,500,000	10,500,000

Total liabilities	12,767,530	19,890,836

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares at redemption value at June 30, 2022 and December 31, 2021	300,442,409	300,084,603
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(12,184,460)	(18,854,567)

Total shareholders’ deficit	(12,183,710)	(18,853,817)

Total Liabilities and Shareholders’ Deficit	$301,026,229	$301,121,622

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$148,323	$171,043	$539,206	$238,990

Loss from operations	(148,323)	(171,043)	(539,206)	(238,990)
Other income (expense):
Interest income from Trust Account	320,288	22,605	357,806	32,790
Transaction costs incurred in connection with IPO	—	—	—	(795,046)
Change in fair value of warrant liability	2,140,198	6,541,875	7,209,313	5,935,084

Total other income, net	2,460,486	6,564,480	7,567,119	5,172,828
Net income	$2,312,163	$6,393,437	$7,027,913	$4,933,838

Basic and diluted weighted average shares outstanding, redeemable ordinary shares, subject to possible redemption	30,000,000	30,000,000	30,000,000	22,209,945

Basic and diluted net income per share	$0.06	$0.17	$0.19	$0.17

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	7,500,000	7,500,000	7,500,000	7,337,707

Basic and diluted net income per share	$0.06	$0.17	$0.19	$0.17

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Net income	—	—	—	—	—	4,715,750	4,715,750
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(37,518)	(37,518)

Balance as of March 31, 2022	—	$—	7,500,000	$750	$—	$(14,176,335)	$(14,175,585)
Net income	—	—	—	—	—	2,312,163	2,312,163
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(320,288)	(320,288)

Balance as of June 30, 2022	—	$—	7,500,000	$750	$—	$(12,184,460)	$(12,183,710)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720		624,720
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(648,970)	(29,377,521)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(10,185)	(10,185)
Net loss	—	—	—	—	—	(1,459,599)	(1,459,599)

Balance as of March 31, 2021	—	—	7,500,000	$750	$—	$(30,853,049)	$(30,852,299)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(22,605)	(22,605)
Net income	—	—	—	—	—	6,393,437	6,393,437

Balance as of June 30, 2021	—	$—	7,500,000	$750	$—	$(24,482,217)	$(24,481,467)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$7,027,913	$4,933,838
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(357,806)	(32,790)
Change in fair value of warrant liability	(7,209,313)	(5,935,084)
Transaction costs incurred in connection with IPO	—	795,046
Changes in current assets and current liabilities:
Prepaid expenses	(115,404)	(169,989)
Accounts payable and accrued expenses	26,382	(20,072)
Due to related party	59,625	5,667

Net cash used in operating activities	(568,603)	(423,384)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	294,000,000
Proceeds from private placement	—	8,000,000
Payment of promissory note	—	(131,259)
Payments of offering costs	—	(318,570)

Net cash provided by financing activities	—	301,550,171

Net Change in Cash	(568,603)	1,126,787
Cash – Beginning	995,064	—

Cash, end of the period	$426,461	$1,126,787

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$—	$300,000,000

Accretion of interest income to Class A shares subject to possible redemption	$357,806	$32,790

Initial classification of warrant liability	$—	$21,165,634

Deferred offering costs paid under promissory note	$—	$126,259

Deferred offering costs included in accrued expenses	$—	$87,633

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering, and after the initial public offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
The shareholders will be entitled to redeem their shares
at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then outstanding public shares. The amount in the Trust Account was initially
 $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
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

Going Concern
As of June 30, 2022, the Company had $426,461 in cash outside of the Trust Account and working capital of $17,559. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which the accompanying condensed balance sheet as of December 31, 2021 was derived from. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $426,461 and $995,064 in cash and did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and
Equity Securities.” Held-to-maturity securities are
those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities
are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
As of June 30, 2022, investments in the Company’s Trust Account consisted of $4,517 in cash and $300,437,892 in U.S. Treasury Securities. All of the U.S. Treasury Securities purchased prior to December 31, 2021 have matured. The Company repurchased new Treasury Securities during the six months ended June 30, 2022, which will mature on August 25, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2022 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Cash	$4,517	$—	$—	$4,517
U.S. Treasury Securities	300,437,892	—	(184,602)	300,253,290

	$300,442,409	$—	$(184,602)	$300,257,807

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.
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
The over-allotment is not considere
d indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On February 17, 2021, the underwriters exercised the over-allotment option partially and the remaining was expired on March 28, 2021. The fair value changes of over-allotment option liability between IPO closing date and the expiration date were recorded in operations during the period ended December 31, 2021.
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
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from initial public offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Less: Initial fair value of over-allotment option	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	30,352,170
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption as of December 31, 2021	300,084,603
Add: Accretion of interest income to Class A shares subject to redemption	357,806

Class A ordinary shares subject to possible redemption as of June 30, 2022	$300,442,409

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
each reporting periods. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2022 and December 31, 2021, there were 15,333,333 warrants outstanding.

Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. In addition, the shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,849,730	462,433	$5,114,750	$1,278,687
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.06	$0.06	$0.17	$0.17

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,622,330	1,405,583	$3,725,575	$1,208,263
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	22,209,945	7,337,707
Basic and diluted net income per share	$0.19	$0.19	$0.17	$0.17
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
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
Warrants
As of June 30, 2022, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
Note 5—Related Party Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of June 30, 2022 and December 31, 2021, there were 7,500,000 Founder Shares issued and outstanding.
The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the
“l
ock-up”).

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
Due to related party
As of June 30, 2022 and December 31, 2021, the amount due to related party was $65,625 and $6,000, respectively, which represents the accrual of the administrative service fee described below.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For the three months ended June 30, 2021 and for the period from February 12, 2021 (“Listing Date”) to June 30, 2021, the Company incurred $30,000 and $45,667 in expenses in connection with such services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 respectively, in expenses in connection with such services. All such expenses w ere
recorded in the accompanying condensed statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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
The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of December 31, 2021 and June 30, 2022.
The Private Placement Warrants were estimated using the public warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2 as of December 31, 2021 and June 30, 2022.

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$1,099,000	$1,099,000	$—	$—
Warrant Liability - Private Warrants	602,269	—	602,269	—

	$1,701,269	$1,099,000	$602,269	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$5,799,000	$5,799,000	$—	$—
Warrant Liability - Private Warrants	3,111,582	—	3,111,582	—

	$8,910,582	$5,799,000	$3,111,582	$—

The key inputs used in the Monte Carlo simulation for the private warrants as of June 30, 2022 and December 31, 2021 were as follows:

Input	June 30 2022	December 31, 2021
Public Warrant Price	0.11	0.58
Risk-free interest rate	3.02%	1.32%
Expected term (years)	5.45	5.63
Expected volatility	9.9%	10.5%
Stock price	$9.82	$9.77
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$—
Initial fair value of public and private warrant liabilities	21,165,634
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1 on April 5, 2021	(9,800,000)
Change in fair value of private warrants	(2,318,968)
Private warrants transferred to level 2	(3,111,582)

Fair Value at December 31, 2021	$—

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
Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheets as of June 30, 2022 and December 31, 2021.
Note 8—Shareholders’ Equity
Preference shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating
income in the form of interest income on investments held in the Trust Account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended June 30, 2022, we had a net income of $2,312,163, which consisted of an unrealized gain on change in fair value of the warrant liability of $2,140,198, interest income on investments held in the Trust Account of $320,288, offset partially by operating expenses of $148,323.
For the six months ended June 30, 2022, we had a net income of $7,027,913, which consisted of an unrealized gain on change in fair value of the warrant liability of $7,209,313, interest income on investments held in the Trust Account of $357,806, offset partially by operating expenses of $539,206.

For the three months ended June 30, 2021, we had a net income of $6,393,437, which consisted of change in fair value of the warrant liability of $6,541,875, and interest income on investments held in the Trust Account of $22,605, offset partially by formation and operating expenses of $171,043.
For the six months ended June 30, 2021, we had a net income of $4,933,838, which consisted of an interest income on investments held in the Trust Account of $32,790 and change in fair value of the warrant liability of $5,935,084, offset partially by formation and operating expenses of $238,990 and transaction costs in connection with IPO of $795,046.
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
For the six months ended June 30, 2022, net cash used in operating activities was $568,603. The net income of $7,027,913 was impacted by unrealized gain on fair value changes of the warrant liability of $7,209,313, interest income from Trust Account of $357,806 and by changes in operating assets and liabilities, which used $29,397 of cash in operating activities.
For the six months ended June 30, 2021, net cash used in operating activities was $423,384. The net income of $4,933,838 was impacted by fair value changes of the warrant liability of $5,935,084, interest income from Trust Account of $32,790, transaction costs in connection with IPO of $795,046, and by changes in operating assets and liabilities, which used $184,394 of cash in operating activities.
At June 30, 2022, we had investments held in the Trust Account of $300,442,409. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had $426,461 in cash outside of the Trust Account and working capital of $17,559. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.
We anticipate that the $426,461 outside of the Trust Account as of June 30, 2022, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.
We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $16,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to March 31, 2021, and $30,000 for the three months ended June 30, 2022, as reflected in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, the amount due to related party in connection with such expenses was $35,625 and $6,000, respectively.
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
There have been no material changes to the Critical Accounting Polices during the quarter ended June 30, 2022, when compared to those reported in the 2021 Form
10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a Smaller Reporting Company as defined by
Rule12b-2
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As the Company qualifies as a Smaller Reporting Company under Item 10(f) of Regulation
S-K,
risk factors are not required to be included in a quarterly report and such are omitted from this filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: August 19, 2022		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)