Form 10-Q
period 2022-09-30
Catcha Investment Corp
filed 2022-11-15
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 1
4
, 202
2,
30,000,000
shares of Class A ordinary shares, par value $0.0001, and
7,500,000
shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
CATCHA INVESTMENT CORP
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$76,004	$995,064
Prepaid expenses	117,591	41,955

Total current assets	193,595	1,037,019
Investments held in Trust Account	301,683,976	300,084,603

Total Assets	$301,877,571	$301,121,622

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$253,315	$474,254
Due to Related Party	95,625	6,000

Total current liabilities	348,940	480,254
Warrant liability	715,557	8,910,582
Deferred underwriting fees	10,500,000	10,500,000

Total liabilities	11,564,497	19,890,836

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 30,000,000 shares at redemption value at September 30, 2022 and December 31, 2021	301,683,976	300,084,603

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(11,371,652)	(18,854,567)

Total shareholders’ deficit	(11,370,902)	(18,853,817)

Total Liabilities and Shareholders’ Deficit	$301,877,571	$301,121,622

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$172,904	$119,129	$712,110	$358,119

Loss from operations	(172,904)	(119,129)	(712,110)	(358,119)
Other income (expense):
Interest income from Trust Account	1,241,567	22,969	1,599,373	55,759
Transaction costs incurred in connection with IPO	—	—	—	(795,046)
Change in fair value of warrant liability	985,712	5,089,369	8,195,025	11,024,453
Total other income, net	2,227,279	5,112,338	9,794,398	10,285,166

Net income	$2,054,375	$4,993,209	$9,082,288	$9,927,047

Basic and diluted weighted average shares outstanding, redeemable ordinary shares, subject to possible redemption	30,000,000	30,000,000	30,000,000	24,835,165

Basic and diluted net income per share	$0.05	$0.13	$0.24	$0.31

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	7,500,000	7,500,000	7,500,000	7,303,114

Basic and diluted net income per share	$0.05	$0.13	$0.24	$0.31

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Net income	—	—	—	—	—	4,715,750	4,715,750
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(37,518)	(37,518)

Balance as of March 31, 2022	—	$—	7,500,000	$750	$—	$(14,176,335)	$(14,175,585)
Net income	—	—	—	—	—	2,312,163	2,312,163
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(320,288)	(320,288)

Balance as of June 30, 2022	—	$—	7,500,000	$750	$—	$(12,184,460)	$(12,183,710)
Net income	—	—	—	—	—	2,054,375	2,054,375
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(1,241,567)	(1,241,567)

Balance as of September 30, 2022	—	$—	7,500,000	$750	$—	$(11,371,652)	$(11,370,902)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720		624,720
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(648,970)	(29,377,521)	(30,026,491)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(10,185)	(10,185)
Net loss	—	—	—	—	—	(1,459,599)	(1,459,599)

Balance as of March 31, 2021	—	$—	7,500,000	$750	$—	$(30,853,049)	$(30,852,299)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(22,605)	(22,605)
Net income	—	—	—	—	—	6,393,437	6,393,437

Balance as of June 30, 2021	—	$—	7,500,000	$750	$—	$(24,482,217)	$(24,481,467)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(22,969)	(22,969)
Net income	—	—	—	—	—	4,993,209	4,993,209

Balance as of September 30, 2021	—	$—	7,500,000	$750	$—	$(19,511,977)	$(19,511,227)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30, 2022	For the Nine months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,082,288	$9,927,047
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(1,599,373)	(55,759)
Change in fair value of warrant liability	(8,195,025)	(11,024,453)
Transaction costs incurred in connection with IPO	—	795,046
Changes in current assets and current liabilities:
Prepaid expenses	(75,636)	(104,008)
Accounts payable and accrued expenses	(220,939)	(48,488)
Due to related party	89,625	5,667

Net cash used in operating activities	(919,060)	(504,948)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	294,000,000
Proceeds from private placement	—	8,000,000
Payment of promissory note	—	(131,259)
Payments of offering costs	—	(318,570)

Net cash provided by financing activities	—	301,550,171

Net Change in Cash	(919,060)	1,045,223
Cash - Beginning	995,064	—

Cash, end of the period	$76,004	$1,045,223

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$—	$300,000,000

Accretion of interest income to Class A shares subject to possible redemption	$1,599,373	$55,579

Initial classification of warrant liability	$—	$21,165,634

Deferred offering costs paid under promissory note	$—	$126,259

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Note
1-Organization
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering, and after the initial public offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Going Concern
As of September 30, 2022, the Company had $76,004 in cash outside of the Trust Account and working capital deficit of $155,345. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).
Management has determined that the Company will not have enough cash to meet its obligations as they become due. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, ”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.
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
2-Significant
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
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which the accompanying condensed balance sheet as of December 31, 2021 was derived from. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $76,004 and $995,064 in cash and did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. As of December 31, 2021, the Company classifies its United States Treasury securities with original maturities of more than three months but less than one year to be held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end,
forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. There were no declines deemed to be other than temporary as of September 30, 2022 and December 31, 2021

Premiums and discounts are amortized or accreted over the life of the related held-to
maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.
As of September 30, 2022, the
Company classifies its United States Treasury securities with original maturities within three months as trading securities in accordance with ASC 320 Topic. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations.
As of September 30, 2022, investments in the Company’s Trust Account consisted of
 $
888
in cash and $
301,683,088
in
U.S. Treasury Securities. All of the U.S. Treasury Securities purchased on May 26, 2022 have matured on August 25, 2022. The Company repurchased new Treasury Securities on August 25, 2022, which will mature on November 25, 2022. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. These investments were classified as trading securities.
As of December 31, 2021, investments in the Company’s Trust Account consisted of $466 in cash and $300,084,137 in U.S. Treasury Securities. All of the U.S. Treasury Securities purchased on February 18, 2021 and July 22, 2021 have matured on July 22, 2021 and November 26, 2021, respectively. The Company repurchased new Treasury Securities on November 26, 2021, which matured on May 26, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. These investments were classified as held-to-maturity. The Company did not have any held to maturity securities as of September 30, 2022.
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities are as follows as of December 31, 2022:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021

Held-to-Maturity - U.S. Treasury Securities	$300,084,137	$—	$(51,208)	$300,032,929

	$300,084,603	$—	$(51,208)	$300,033,395

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.
Offering Costs Associated with IPO
The Company complies with the requirements of
the ASC 340-10-S99 and SEC
Staff Accounting Bulletin (“SAB”) Topic
5A-“Expenses
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
The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On February 17, 2021, the underwriters exercised the over-allotment option partially and the remaining was expired on March 28, 2021. The fair value changes of over-allotment option liability between IPO closing date and the expiration date were recorded in operations during the year
 ended December 31, 2021.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from initial public offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Less: Initial fair value of over-allotment option	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	30,352,170
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption as of December 31, 2021	300,084,603
Add: Accretion of interest income to Class A shares subject to redemption	1,599,373

Class A ordinary shares subject to possible redemption as of September 30, 2022	$301,683,976

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
each reporting periods. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of September 30, 2022 and December 31, 2021, there were 15,333,333 warrants outstanding.
Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. In addition, the shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,643,500	$410,875	$3,994,567	$998,642
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.05	$0.05	$0.13	$0.13

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,265,830	$1,816,458	$7,671,221	$2,255,826
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	24,835,165	7,303,114
Basic and diluted net income per share	$0.24	$0.24	$0.31	$0.31
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas.
ASU2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note
3-Initial
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
Warrants
As of September 30, 2022, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic No. 815—40, and thus the warrants are not eligible for an exception from derivative accounting.
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
4-Private
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
Note
5-Related
Party Transactions
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of September 30, 2022 and December 31, 2021, there were 7,500,000 Founder Shares issued and outstanding.
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
Due to related party
As of September 30, 2022 and December 31, 2021, the amount due to related party was $95,625 and $6,000, respectively, which represents the accrual of the administrative service fee described below.
Promissory Note-Related Party
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

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of the Working Capital Loans, not to exceed $1,500,000, may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For the three months ended September 30, 2021 and for the period from February 12, 2021 (“Listing Date”) to September 30, 2021, the Company incurred $30,000 and $75,667 in expenses in connection with such services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 respectively, in expenses in connection with such services. All such expenses were recorded in the accompanying condensed statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note
6-Fair
Value Measurements
The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account - Trading Securities	$301,683,976	$301,683,976	$—	$—

	$301,683,976	$301,683,976	$—	$—

Liabilities
Warrant Liability - Public Warrants	$464,000	$464,000	$—	$—
Warrant Liability - Private Warrants	251,557	—	251,557	—

	$715,557	$464,000	$251,557	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account - Held-to-Maturity Securities	$300,033,395	$300,033,395	$—	$—

	$300,033,395	$300,033,395	$—	$—

Liabilities
Warrant Liability - Public Warrants	$5,799,000	$5,799,000	$—	$—
Warrant Liability - Private Warrants	3,111,582	—	3,111,582	—

	$8,910,582	$5,799,000	$3,111,582	$—

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

The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of December 31, 2021 and September 30, 2022.
As of September 30, 2022 and December 31, 2021, the private placement warrant were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in fair value estimation, the Private warrants were reclassified to level 2 as of December 31, 2021 and September 30, 2022.
The key inputs used in the Monte Carlo simulation for the private warrants as of September 30, 2022 and December 31, 2021 were as follows:

Input	September 30 2022	December 31, 2021
Public Warrant Price	0.046	0.58
Risk-free interest rate	4.04%	1.32%
Expected term (years)	5.38	5.63
Expected volatility	2.3%	10.5%
Stock price	$9.90	$9.77
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	6.9%	95%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$—
Initial fair value of public and private warrant liabilities	21,165,634
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1 on April 5, 2021	(9,800,000)
Change in fair value of private warrants	(2,318,968)
Private warrants transferred to level 2 as of December 31, 2021	(3,111,582)

Fair Value at December 31, 2021	$—

Note
7-Commitments and
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

Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheets as of September 30, 2022 and December 31, 2021.
Note
8-Shareholders’
Equity
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption.
Class B ordinary shares
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
Note
9-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued.
Other than described below, the

Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On
November 4, 2022, the New York Stock Exchange (the “NYSE”) notified Catcha Investment Corp (the “Company”), and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one Class A ordinary share and listed to trade on NYSE under the symbol “CHAA WS” (the “Warrants”), from the NYSE and that trading in the Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading in the Company’s Class A ordinary shares under the symbol “CHAA” and units under the symbol “CHAA.U” will continue on the NYSE.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on investments held in the Trust Account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2022, we had a net income of $2,054,375, which consisted of an unrealized gain on change in fair value of the warrant liability of $985,712, interest income on investments held in the Trust Account of $1,241,567, offset partially by operating expenses of $172,904.

For the nine months ended September 30, 2022, we had a net income of $9,082,288, which consisted of an unrealized gain on change in fair value of the warrant liability of $8,195,025, interest income on investments held in the Trust Account of $1,599,373, offset partially by operating expenses of $712,110.

For the three months ended September 30, 2021, we had a net income of $4,993,209, which consisted of an unrealized gain on change in fair value of the warrant liability of $5,089,369, interest income on investments held in the Trust Account of $22,969, offset partially by formation and operating expenses of $119,129.

For the nine months ended September 30, 2021, we had a net income of $9,927,047, which consisted of an unrealized gain on change in fair value of the warrant liability of $11,024,453, interest income on investments held in the Trust Account of $55,759, offset partially by formation and operating expenses of $358,119, and transaction costs in connection with IPO of $795,046.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $919,060. The net income of $9,082,288 was impacted by unrealized gain on change in fair value of the warrant liability of $8,195,025, interest income on investments held in the Trust Account of $1,599,373 and by changes in operating assets and liabilities, which used $206,950 of cash in operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $504,948. The net income of $9,927,047 was impacted by unrealized gain on fair value changes of the warrant liability of $11,024,453, interest earned on cash and marketable securities held in Trust Account of $55,759 and offset by transaction costs in connection with the IPO of $795,046, and changes in operating assets and liabilities used $146,829 of cash from operating activities.

At September 30, 2022, we had investments held in the Trust Account of $301,683,976. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $76,004 in cash outside of the Trust Account and working capital deficit of $155,345. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.

We anticipate that the $76,004 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of our sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the filing of this Quarterly Report on Form 10-Q.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, ”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by February 17, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $16,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to March 31, 2021, and $30,000 for the three months ended September 30, 2022, as reflected in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, the amount due to related party in connection with such expenses was $95,625 and $6,000, respectively.

We have an agreement to pay the underwriters a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2-Significant Accounting Policies, of the Notes to Condensed Financial Statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the Critical Accounting Polices during the quarter ended September 30, 2022, when compared to those reported in the 2021 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the Company qualifies as a Smaller Reporting Company under Item 10(f) of Regulation S-K ,risk factors are not required to be included in a quarterly report and such are omitted from this filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

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

CATCHA INVESTMENT CORP

Date: November 15, 2022		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2022		/s/ Luke Elliot
	Name:	Luke Elliot
	Title:	Director and President
(Principal Financial and Accounting Officer)