Form 10-K
period 2022-12-31
Catcha Investment Corp
filed 2023-04-24
CIK 1838293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
+65-6829-2294
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CHAA	NYSE American LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Class A common stock as of the last business day of the Registrant’s most recently completed second fiscal quarter ($9.82 as of June 30, 2022), as reported on the New York Stock Exchange, was $294,600,000.
As of April 17,
2023, 2,214,859

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

•	Redemptions of our public shareholders may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The requirement that we consummate an initial business combination by February 17, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

Our Sponsor

Founded in 1999 and led by Patrick Grove and Luke Elliott, our sponsor, Catcha Group, is one of the earliest and most established internet-focused investment groups in Southeast Asia and Australia. Headquartered in Singapore and Malaysia and with over 20 years of operating experience, Catcha Group has a strong focus and deep local understanding of the region. Since its inception, Catcha Group has made over 50 investments globally which are held directly or indirectly, and brought six digital business from their early stages to a public listing or sale, with an aggregate valuation of over $1 billion. These include iProperty Group, which was acquired by REA Group Limited in 2016, iCar Asia, which was acquired by Carsome in 2022, as well as Frontier Digital Ventures, which is listed on the Australian Securities Exchange. Catcha Group also owns Wild Digital, which is a media company that organizes conferences across Southeast Asia that bring together many of the top entrepreneurs, executives and investors in the region every year.

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

With a population of over 675 million, Southeast Asia exhibits high economic growth with GDP growth expected at 5% per annum through 2025 according to the International Monetary Fund, or IMF, and represents the fifth-largest economy in the world after the United States, China, the European Union and Japan. Supported by technological innovation, a growing young and middle-class population, increasing consumption, private sector expansion, and favorable economic policies and demographics in the region, Southeast Asia’s Internet economy is one of the fastest growing in the world.

According to the 2022 e-Conomy SEA Reports by Google, Temasek and Bain & Company, Southeast Asia has a young and digitally native, mobile first population, with approximately 460 million Internet users in 2022, growing from 400 million in 2020. The internet penetration in Southeast Asia reached 76% while approximately 94% and 81% of urban Southeast Asia internet population has adopted e-commerce and food delivery respectively. The size of selected new economy sectors by gross merchandise value is expected to reach US$194 billion for 2022 and grow to an estimated US$330 billion by 2025, representing 7% of Southeast Asia’s total 2025 nominal GDP, as forecasted by the IMF. The COVID-19 pandemic has driven an acceleration in adoption of digital services in Southeast Asia, where 90% of new users in 2020 intend to continue their newfound habits post-pandemic.

Australia has a population of 26 million, and is the world’s 13th largest economy by GDP with a nominal GDP of US$1.7 trillion in 2023 according to the IMF. Internet penetration is approximately 91%, and Internet users spend on average 2.8 hours per day on the mobile internet according to Digital 2022 Report by Hootsuite. Digital activity share of aggregate value added to the economy is 6% of the total aggregate value added of the country according to Australia Bureau of Statistics. The COVID-19 pandemic has accelerated the adoption of digital services by consumers and businesses. For example, online commerce sales is estimated to reach US$50 billion in 2022, according to GlobalData. In addition, given the geographical and time zone proximity of Southeast Asia, it is a natural expansion focus for many of Australia’s successful technology companies, such as REA Group, Seek Group, Carsales.com Ltd., who have been successful in capitalizing on the digital emergence in Southeast Asia.

Based on the aforementioned factors, we believe that Southeast Asia and Australia provide a rich backdrop for new economy businesses to scale rapidly. In 2019, 2020, 2021 and first half of 2022, approximately US$67 billion of venture capital in aggregate was invested in new economy sectors in Southeast Asia and Australia according to the e-Conomy SEA 2022 Report and Department of Industry, Science, Energy and Resources of Australia. We believe that the value created in the private markets is a leading indicator for future investment opportunities in the public markets. Many new economy companies have remained private given the historical availability of private capital funding. However, given the availability of funding for mid-stage and mature sectors has slowed, we believe that many of these companies could benefit from a public listing as an efficient way to increase liquidity, expand access to capital, and improve branding.

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

Investment Advisory Board

We formed an investment advisory board, who assists our management team in sourcing suitable acquisition targets and provides business insights when we assess potential business combination targets and as we work to driving additional value in the businesses that we acquire. The members of the investment advisory board are Meng Xiong, Khailee Ng, Thomas Tsao, and Helen Wong. For more information on the experience and background of our investment advisory board, see “Item 10. Directors, Executive Officers, and Corporate Governance.”

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

Initial Business Combination

The rules of the NYSE American require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the “80% of net assets test.” If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to NYSE American rules, any initial business combination must be approved by a majority of our independent directors.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares, and/or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. We intend to satisfy the 80% requirement even if our securities are not listed on the NYSE American at the time of our initial business combination.

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

Financial Position

With funds available for a business combination in the amount of $304,086,289 as of December 31, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (net of redemptions) and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Our officers and directors presently have, or may in the future have, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

Under NYSE American listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

any of our officers, directors or substantial security holders (as defined by the NYSE American rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise, and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

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

On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NYSE American, we will be required to comply with the NYSE American rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholder currently own, on an as-converted basis, approximately 77.2% of our outstanding ordinary shares. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 17, 2024.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amendments to the second amended and restated memorandum and articles of association provides that we have until February 17, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by February 17, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Extended Date. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations set forth in “-Limitations on redemptions.” However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, officer, director or any other person.

On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). Following such approval by our shareholders, we and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023 (the “IMTA Amendment”).

At the Extraordinary General Meeting, our shareholders also approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company has to consummate a business combination from February 17, 2023 to the Extended Date (the “Extension Amendment Proposal”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholder currently own, on an as-converted basis, approximately 77.2% of our outstanding ordinary shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We have already evaluated our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholder currently own, on an as-converted basis, approximately 77.2% of our outstanding ordinary shares. Our initial shareholders also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our second amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Redemptions of our public shareholders may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. On February 14, 2023, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31. On the same day, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which the we may borrow up to $900,000 from the Sponsor.

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

The requirement that we consummate an initial business combination by February 17, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by February 17, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

As of December 31, 2022, we had $20,706 available to us outside of the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, if we are not able to consummate a business combination before February 17, 2024, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE American. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares below: On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholder currently own, on an as-converted basis, approximately 77.2% of our outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. If our sponsor purchases any units in our initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent induacement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

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

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 31, 2023, there are 497,785,141 and 42,500,000 authorized but unissued shares of our Class A ordinary shares and Class B ordinary shares, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our second amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares are listed on the NYSE American. We cannot assure investors that our securities will continue to be listed on the NYSE American in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $4,000,000) and a minimum number of holders of our securities (generally 400 holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE American’s initial listing requirements, which are more rigorous than NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our stock price would generally be required to be at least $3.00 per share and our stockholders’ equity would generally be required to be at least $4.0 million, and we would be required to have a minimum of 400 public holders (with at least 50% of such holders holding securities with a market value of at least $2,500). We cannot assure stockholders that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our shares of Class A ordinary shares are a “penny stock” which will require brokers trading in our shares of Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares qualify as covered securities under the statute.

Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as executive officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Our sponsor, executive officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, executive officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Since only holders of our founder shares have the right to vote on the appointment of directors, NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American corporate governance standards. Under the NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of NYSE American;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of NYSE American, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance requirements.

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

Risks Associated with Our Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

(a) Market Information

Our units, Class A ordinary shares and warrants began trading on the NYSE under the symbols “CHAA,” “CHAA.U” and “CHAA WS,” respectively. Our units commenced public trading on February 12, 2021. Our Class A ordinary shares and warrants began trading on April 5, 2021.

On November 4, 2022, the New York Stock Exchange (the “NYSE”) notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one Class A ordinary share and listed to trade on NYSE under the symbol “CHAA WS”, from the NYSE and that trading in the Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The public warrants began to trade over-the counter (OTC) since then.

On March 23, 2023, the Company received approval to transfer the listing of Class A ordinary shares from the NYSE to the NYSE American and on March 28, 2023, the Class A ordinary shares began trading on the NYSE American under the symbol “CHAA”. In connection with the transfer, effective March 28, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.

(b) Holders

As of April 17, 2023, there was no holder of record of our units, one holder of record of our Class A ordinary shares, one holder of our Class B ordinary shares, and two holders of our warrants.

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

Overview

We are a blank check company incorporated on December 17, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds (net of any redemptions as discussed under Liquidity and Going Concern section below) of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account and on changes in fair value of the warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had a net income of $11,616,356, which consisted of an unrealized gain on change in fair value of the warrant liability of $8,841,922, interest income on investments held in the Trust Account of $4,001,686, offset partially by operating expenses of $1,227,252.

For the year ended December 31, 2021, we had a net income of $10,938,980, which consisted of an unrealized gain on change in fair value of the warrant liability of $12,255,052, interest income on Treasury securities held in the trust account of $84,603, change in fair value of over-allotment option liability of $325,679, offset partially by formation and operating expenses of $931,308 and transaction costs incurred in connection with IPO of $795,046.

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

For the year ended December 31, 2022, net cash used in operating activities was $974,358. The net income of $11,616,356 was impacted by unrealized gain on change in fair value of the warrant liability of $8,841,922, interest income on investments held in the Trust Account of $4,001,686 and by changes in operating assets and liabilities, which provided $252,894 of cash from operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $555,107. Net income of $10,938,980 was impacted by an unrealized gain on change on fair value of the warrant liability of $12,255,052, change in fair value of over-allotment option liability of $325,679, interest income on Treasury securities held in the Trust Account of $84,603, offset by transaction costs incurred in connection with IPO of $795,046, and changes in operating assets and liabilities provided $376,201 of cash from operating activities.

On December 13, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) under the Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). As of December 31, 2022, no borrowings were made under the Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.

As of December 31, 2022, we had investments held in the Trust Account of $304,086,289. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies. On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.

As of December 31, 2022, we had $20,706 in cash outside of the Trust Account and working capital deficit of $670,487. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. On December 13, 2022, we issued an unsecured convertible promissory note (see Note 5 to the Financial Statements) to the Sponsor, pursuant to which we may borrow up to $1,500,000 (the “Convertible Promissory Note”) from the Sponsor. As of December 31, 2022, we had no borrowings under such loan. Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”), the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. Up to the date that the financial statements were issued, the Company received $150,000 under the Extension Loan. Using these loans received, the company deposited two tranches of $75,000 into Trust Account on February 22, 2023 and March 21, 2023, respectively.

On March 9, 2023 the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which, the Sponsor is seeking to raise $1,200,000 to fund the Extension and to provide working capital to the Company. The Sponsor has committed to fund $900,000 of this amount through the Extension Note described above and the Investor has agreed to provide the remaining $300,000. The the Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice (“Capital Notice”) , the Sponsor may require a drawdown against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 shares of Class A Common Stock to the Investor at the closing of a Business Combination. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or the Company shall pay to the Investor, an amount equal to all under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Investor. The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of the Capital Calls funded under this agreement. If the the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation.

In addition to the $1,500,000 Convertible Promissory Note, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination). However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds may not be sufficient to operate the Company for at least the 12 months following the issuance of the financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, ”Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by February 17, 2024 or such earlier date as is determined by the Company’s board of directors, then we will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and liquidity issues raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $106,000 in expenses in connection with such services for the period from February 12, 2021 (“Listing Date”) to December 31, 2021, and $120,000 for the year ended December 31, 2022, as reflected in the accompanying statements of operations. As of December 31, 2022 and 2021, the amount due to related party in connection with such expenses was $125,625 and $6,000, respectively.

We have an agreement to pay the underwriters a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

On March 14, 2023, the Company entered an agreement with Chardan Capital Markets, LLC (“Chardan”) with respect to an event of a stock exchange demand for action by the Company (“Interim Listing Project”) at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement and a deferred fee of $275,000 at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) upon the liquidation of the trust account if the Company has not consummated a business combination. Up to the date that the financial statements were issued, the Company has paid $350,000 to Chardan.

On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumnia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting introductions and with respect to the Company’s potential business combination. The agreement calls for Alumnia to receive simultaneously with the closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of the PIPE provided by third party investors identified and introduced by Alumnia, regardless of whether the counterparty in the applicable business combination was a subject target, payable upon the closing.

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Add: Remeasurement of Class A ordinary shares to redemption value	30,026,491
Add: Accretion of interest income to Class A shares subject to redemption	84,603

Class A ordinary shares subject to possible redemption as of December 31, 2021	$300,084,603
Add: Accretion of interest income to Class A shares subject to redemption	4,001,686

Class A ordinary shares subject to possible redemption as of December 31, 2022	$304,086,289

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

The Company accounts for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting period. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of December 31, 2022 and 2021, there were 15,333,333 warrants outstanding.

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2-Significant Accounting Policies, of the Notes to Financial Statements included in this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosures regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Patrick Grove	47	Chairman and Executive Officer
Luke Elliott	46	Director and President
Wai Kit Wong	39	Chief Financial Officer
James Graf	58	Independent Director
Rick Hess	60	Independent Director
Yaniv Ghitis	43	Independent Director

Patrick Grove has served as our chairman of the board of directors and our chief executive officer since our inception. Since founding Catcha Group in 1999, Mr. Grove has built an extensive track record of founding, building, acquiring, listing and growing both private and public Southeast Asian digital businesses. Today, Mr. Grove is widely recognized as one of the leading entrepreneurs in the region, having founded and taken numerous companies from start up to initial public offering in Australia and Southeast Asia, including iProperty Group Limited, iCar Asia Limited, and Frontier Digital Ventures Limited. Mr. Grove has been the recipient of numerous awards, including World Economic Forum Global Leader of Tomorrow, Bloomberg Business Week Asia’s Best Young Entrepreneur, the Australia Unlimited Global 50 and Asian Entrepreneur of the Year. Mr. Grove received his Bachelor of Commerce degree with a major in Finance from the University of Sydney. We believe Mr. Grove’s extensive operating experience, transaction experience and relationships to provide a substantial number of attractive potential business combination targets qualify him to serve as the chairman of our board of directors and our chief executive officer.

Luke Elliott has served as our director and president since our inception. Mr. Elliott co-founded Catcha Group with Mr. Grove in 1999 and has been responsible for the Group’s corporate finance and operating activities since inception. Over the last 20 years, Mr. Elliott has completed over 70 corporate exercises including capital raisings, mergers, acquisitions, and public listings and manages the acceleration and scaling of the Group’s portfolio companies. Mr. Elliott has been in partnership with Mr. Grove for over 20 years, where they have together brought six digital business from their early stages to a public listing or sale, worth over $1 billion in value. We believe Mr. Elliott’s expertise in corporate exercise and operating experience qualify him to serve as our president and director.

Wai Kit Wong is our chief financial officer. Mr. Wong brings significant corporate finance experience from 13 years at Goldman Sachs in Hong Kong, where he was an executive director in the investment banking division, focusing on coverage of technology, media, and telecommunications companies in the Asia Pacific region. At Goldman Sachs, Mr. Wong led and executed various large and sophisticated corporate finance transactions across Southeast Asia, China, Australia, and India, including mergers and acquisitions, de-mergers, initial public offerings and debt offerings. He received a Bachelor of Arts degree in Economics from the University of California, Berkeley. We believe Mr. Wong’s extensive corporate finance experience and expertise in technology, media, and telecommunications companies qualify him to serve as our chief financial officer.

James A. Graf is one of our independent directors. Mr. Graf has sponsored or served as a director on five SPACs, raising over $1.5 billion in aggregate from the initial public offering financings. Mr. Graf was the chief executive officer of Graf Industrial Corp. (“Graf Industrial”) from its inception in June 2018 until it completed its business combination with Velodyne Lidar, Inc. in September 2020; and was a member of Graf Industrial’s board of directors from June 2018 to October 2019. Mr. Graf served as a director of Velodyne Lidar, Inc. from September 2020 to February 2021. Mr. Graf was a director of Platinum Eagle Acquisition Corp., from January 2018 to March 2019, when it completed its business combination with Target Hospitality, Inc. Mr. Graf served as the vice president, chief financial officer, and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer, and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h Limited (“Videocon d2h”), and he served as vice president, chief financial officer, treasurer, and secretary of Global Eagle Acquisition Corp. (“Global Eagle”) from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding Global Eagle’s equity in AIA from 2013 to 2014 and special advisor to Global Eagle in 2013. He served as a special advisor to Videocon d2h from 2015 to 2016. We believe Mr. Graf’s extensive transaction expertise and experience serving on the boards of directors of public companies qualify him to serve as our director.

From 2008 to 2011, Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions Inc. (“Pradea”), an enterprise software company. Subsequent to a sale of Pradea’s assets in 2006, it has been renamed PSI Capital Inc. (“PSIC”), and currently serves as an investment holding company for Mr. Graf, who continues to be chief executive officer of PSIC. Prior to founding Praedea, Mr. Graf held various investment banking roles with Merrill Lynch Bank of America, Deutsche Morgan Grenfell Group PLC, Smith Barney, and Morgan Stanley across both United States and Asia. We believe Mr. Graf’s extensive transaction expertise and experience serving on the boards of directors of public companies qualify him to serve as one of our directors.

Rick Hess is one of our independent directors. Mr. Hess is the founder and a Managing Partner of Cobalt Capital Inc. (“Cobalt”). He leads the firm and is responsible for deal origination and execution, as well as for the management of various Cobalt portfolio company relationships. Mr. Hess founded Evolution Media Capital (EMC) (“Evolution Media”) in 2008, an investment advisory firm created in partnership with Creative Artists Agency and served as its Managing Partner. He then formed Evolution Media, the early growth investing vehicle of TPG Growth (“TPG Growth”), which invested in partnership with TPG Growth from 2012 to 2019. Prior to Evolution Media, Rick created and led the Film Finance Group at Creative Artists Agency LLC (“CAA”). Under his leadership there, the group packaged, raised financing for, or sold more than 125 feature films, including Academy Award-winning films Crash, Brokeback Mountain, Goodnight and Good Luck, and The Tree of Life. Previously, he held executive positions at various film production companies. We believe Mr. Hess’s investment expertise and operating experience qualify him to serve as one of our directors.

Yaniv Ghitis is one of our independent directors. Mr. Ghitis is an investment specialist in Asia-Pacific with considerable experience in originating, structuring, negotiating and executing M&A and capital markets transactions across the region, including in Greater China, Southeast Asia, India, Korea, Japan and Australia. Mr. Ghitis has served as the Chief Investment Officer of Digital Edge, a leading APAC data center platform, since 2021. Prior to joining Digital Edge, he worked at J.P. Morgan for 17 years from 2004 to 2021 in its Hong Kong, New York, London and Tel Aviv offices. Most recently he served as Managing Director and Co-Head of J.P. Morgan Technology, Media and Telecom Investment Banking in Asia-Pacific, where he advised and raised capital for some of the most impactful technology and digital infrastructure companies in the region. Based in Hong Kong, Yaniv holds a Bachelor of Arts in Management and Economics and a Masters of Arts in Economics, both from Tel Aviv University. We believe Mr. Ghitis’s investment expertise and investment banking experience qualify him to serve as one of our directors.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. Our board of directors has determined that James Graf, Rick Hess and Yaniv Ghitis are “independent directors” as defined in the NYSE American listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating & corporate governance committee, and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE American require that the compensation committee and the nominating & corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. James Graf, Rick Hess and Yaniv Ghitis serve as members of our audit committee. Our board of directors has determined that each of James Graf, Rick Hess and Yaniv Ghitis are independent under the NYSE American listing standards and applicable SEC rules. James Graf serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that James Graf qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE American and the SEC.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of Class A ordinary shares and Class B ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors that beneficially owns ordinary shares; and

•	all our officers and directors as a group.

In the table below, percentage ownership is based on 2,214,859 shares of Class A ordinary shares, and 7,500,000 shares of Class B ordinary shares issued and outstanding as of March 31, 2023. This number of shares is subsequent to the extraordinary general meeting held on February 14, 2023, to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash resulting in 2,214,859 shares of Class A ordinary shares issued and outstanding after the vote. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of this report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Catcha Holdings LLC(2)	7,500,000	100%	—	—		(4)
Glazer Capital, LLC(3)	—	—	299,000	13.50%
Patrick Grove	7,500,000	100%	—	—		(4)
Luke Elliot	7,500,000	100%	—	—		(4)
Wai Kit Wong	—	—	—	—	—
James Graf	—	—	—	—	—
Rick Hess	—	—	—	—	—
Yaniv Ghitis	—	—	—	—	—
All officers and directors as a group (six members)	7,500,000	100%	—	—	—

(1)	Unless otherwise noted, the business address of each of our shareholders is 3 Raffles Place, #06-01 Bharat Building, Singapore 048617.
(2)	Represents 7,500,000 Class B ordinary shares directly held by our sponsor.
(3)

Based solely on the Schedule 13G filed jointly on March 10, 2023 by (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the 299,000 Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and (ii) Mr. Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the 299,000 Class A ordinary shares held by the Glazer Funds. The address of the business office of each of the above persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)

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

On December 13, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) under the Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). As of December 31, 2022, no borrowings were made under the Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. Up to the date that the financial statements were issued, the Company received $150,000 under the Extension Loan. Using these loans received, the company deposited two tranches of $75,000 into Trust Account on February 22, 2023 and March 21, 2023, respectively.

On March 9, 2023 the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which, the Sponsor is seeking to raise $1,200,000 to fund the Extension and to provide working capital to the Company. The Sponsor has committed to fund $900,000 of this amount through the Extension Note described above and the Investor has agreed to provide the remaining $300,000. The the Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice (“Capital Notice”) , the Sponsor may require a drawdown against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 shares of Class A Common Stock to the Investor at the closing of a Business Combination. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or the Company shall pay to the Investor, an amount equal to all under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Investor. The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of the Capital Calls funded under this agreement. If the the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation. As of December 31, 2022, no Working Capital Loans were outstanding.

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

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were $122,055 and $115,878, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2022 and 2021 we did not pay Marcum any audit-related fees.

Tax Fees. During the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Second Amended and Restated Memorandum and Articles of Association (2)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (5)

4.1	Warrant Agreement dated February 11, 2021 between Continental Stock Transfer & Trust Company and the Registrant (2)

4.2	Description of Registrant’s Securities. (3)

4.3	Specimen Unit Certificate. (1)

4.4	Specimen Class A Ordinary Share Certificate. (1)

4.5	Specimen Warrant Certificate. (1)

10.1	Private Placement Warrants dated as of February 11, 2021 Purchase Agreement between the Company and Catcha Holdings LLC (2)

10.2	Investment Management Trust Agreement dated as of February 11, 2021 between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Amendment No. 1 to Investment Management Trust Agreement dated as of February 14, 2023 between Continental Stock Transfer & Trust Company and the Company (5)

10.4	Registration and Shareholder Rights Agreement dated as of February 11, 2021 among the Company and Catcha Holdings LLC (2)

10.5	Letter Agreement dated February 11, 2021 among the Company, and Catcha Holdings LLC and each director and executive officer of the Company (2)

10.6	Administrative Services Agreement dated February 11, 2021 between the Company and Catcha Holdings LLC (2)

10.7	Indemnity Agreement, dated February 11, 2021, between the Company and Patrick Grove (2)

10.8	Indemnity Agreement, dated February 11, 2021, between the Company and Luke Elliott (2)

10.9	Indemnity Agreement, dated February 11, 2021, between the Company and Wai Kit Wong (2)

10.10	Indemnity Agreement, dated February 11, 2021, between the Company and James Graf (2)

10.11	Indemnity Agreement, dated February 11, 2021, between the Company and Rick Hess (2)

10.12	Indemnity Agreement, dated February 22, 2022, between the Company and Yaniv Ghitis (4)

10.13	Securities Subscription Agreement, dated December 28, 2020, between the Registrant and the Sponsor (1)

10.14	Promissory Note, dated as of February 14, 2023 and issued to Catcha Holdings LLC (5)

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) *

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 8, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2023

CATCHA INVESTMENT CORP

/s/ Patrick Grove
Name:	Patrick Grove
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Grove Patrick Grove	Chairman and Chief Executive Officer (Principal Executive Officer)	April 24, 2023

/s/ Luke Elliott Luke Elliott	Director and President (Principal Financial and Accounting Officer)	April 24, 2023

/s/ Wai Kit Wong Wai Kit Wong	Chief Financial Officer	April 24, 2023

/s/ James Graf James Graf	Independent Director	April 24, 2023

/s/ Rick Hess Rick Hess	Independent Director	April 24, 2023

/s/ Yaniv Ghitis Yaniv Ghitis	Independent Director	April 24, 2023

CATCHA INVESTMENT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Catcha Investment Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Catcha Investment Corp (the “Company”) as of December 31, 2022 and 2021, the related statem ents of operations, changes in sharehold
ers’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If the Company does not complete a business combination by February 17, 2024, it will be required to liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
April 2
4
, 2023

CATCHA INVESTMENT CORP
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$20,706	$995,064
Prepaid expenses	33,875	41,955

Total current assets	54,581	1,037,019
Investments held in Trust Account	304,086,289	300,084,603

Total Assets	$304,140,870	$301,121,622

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$599,443	$474,254
Due to Related Party	125,625	6,000

Total current liabilities	725,068	480,254
Warrant liability	68,660	8,910,582
Deferred underwriting fees	10,500,000	10,500,000

Total liabilities	11,293,728	19,890,836

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares at redemption value of $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	304,086,289	300,084,603
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding, (excluding 30,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2022 and 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(11,239,897)	(18,854,567)

Total shareholders’ deficit	(11,239,147)	(18,853,817)

Total Liabilities and Shareholders’ Deficit	$304,140,870	$301,121,622

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Formation and operating costs	$1,227,252	$931,308

Loss from operations	(1,227,252)	(931,308)
Other income:
Interest income from Trust Account	4,001,686	84,603
Transaction costs incurred in connection with IPO	—	(795,046)
Change in fair value of over-allotment option liability	—	325,679
Change in fair value of warrant liability	8,841,922	12,255,052

Total other income, net	12,843,608	11,870,288

Net income	$11,616,356	$10,938,980

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	30,000,000	26,136,986

Basic and diluted net income per share	$0.31	$0.33

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,419,521

Basic and diluted net income per share	$0.31	$0.33

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (
DEFICIT
)
FOR THE YEAR
S
ENDED DECEMBER 31, 2022 AND 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	7,906,250	$791	$24,209	$(5,744)	$19,256
Sale of 5,333,333 Private Placement Warrants on February 17, 2021, net of warrant liability	—	—	—	—	624,720	—	624,720
Forfeiture of over-allotment option of Class B ordinary shares	—	—	(406,250)	(41)	41	—	—
Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	(648,970)	(29,703,200)	(30,352,170)
Accretion of interest income to Class A shares subject to possible redemption	—	—	—	—	—	(84,603)	(84,603)
Net income	—	—	—	—	—	10,938,980	10,938,980

Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Accretion of interest income to Class A shares subject to possible redemption	—	—	—	—	—	(4,001,686)	(4,001,686)
Net income	—	—	—	—	—	11,616,356	11,616,356

Balance as of December 31, 2022	—	$—	7,500,000	$750	$—	$(11,239,897)	$(11,239,147)

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,616,356	$10,938,980
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(4,001,686)	(84,603)
Change in fair value of over-allotment option liability	—	(325,679)
Change in fair value of warrant liability	(8,841,922)	(12,255,052)
Transaction costs incurred in connection with IPO	—	795,046
Changes in current assets and current liabilities:
Prepaid expenses	8,080	(41,955)
Accounts payable and accrued expenses	125,189	412,156
Due to related party	119,625	6,000

Net cash used in operating activities	(974,358)	(555,107)
Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(900,107,534)
Disposals of investments held in Trust Account	—	600,108,000
Cash deposited in Trust Account	—	(466)

Net cash used in investing activities	—	(300,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	294,000,000
Proceeds from private placement	—	8,000,000
Payment of promissory note	—	(131,259)
Payments of offering costs	—	(318,570)

Net cash provided by financing activities	—	301,550,171
Net Change in Cash	(974,358)	995,064
Cash - Beginning	995,064	—

Cash, end of the period	$20,706	$995,064

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$10,500,000

Initial value of Class A ordinary shares subject to possible redemption	$—	$300,000,000

Accretion of interest income to Class A shares subject to possible redemption	$4,001,686	$84,603

Initial classification of warrant liability	$—	$21,165,634

Deferred offering costs paid under promissory note	$—	$126,259

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering, and after the initial public offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7under
the Investment Company Act that invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s second amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within
24
months from the closing of the IPO (the “Combination Period”) or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the second amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law.

Transaction costs amounted to $
17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 7), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in
capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss).
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
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $
100,000
 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved i) an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company has to consummate a business combination from February 17, 2023 to the Extended Date (the “Extension Amendment Proposal”), ii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer Company (“CST”), to extend the date by which the Company has to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as in determined by the Company’s board of directors (such date, the “Extended Date”). Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023 (the “IMTA Amendment”).
In connection with the vote to approve the Articles Amendment, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.
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
Going Concern
As of December 31, 2022, the Company had $20,706 in cash outside of the Trust Account and working capital deficit of $670,487
. On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $
1,500,000 (the “Convertible Promissory Note”) from the Sponsor. As of December 31, 2022, the Company has no
borrowings under such loan. Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.
On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”), the Sponsor has agreed to deposit into the Company’s
T
rust
A
ccount established in connection with its IPO
the lesser of (i)
$75,000
or (ii) $0.0375 for each
unredeemed
 public share, for
each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. Up to the date that the financial statements were issued, the Company received $150,000 under the Extension Loan. Using these loans received, the company deposited two tranches of $75,000 into Trust Account on February 22, 2023 and March 21, 2023, respectively.
In addition to the $1,500,000 Convertible Promissory Note, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination). However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds may not be sufficient to operate the Company for at least the 12 months following the issuance of the financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, ”Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 17, 2024 or such earlier date as is determined by the Company’s board of directors, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and the liquidity issues raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of the

COVID-19

pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply on on-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $20,706 and $995,064 in cash and did not have any cash equivalents as of December 31, 2022 and 2021, respectively.
Investments Held in Trust Account
At December 31, 2022 and 2021, the assets held in the Trust Account were held in cash, money market funds and U.S. Treasury securities. As of December 31, 2021, the Company classifies its United States Treasury securities with original maturities of more than three months but less than one year to be held-to-maturity
in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end,
forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. There were no declines deemed to be other than temporary as of December 31, 2022 and 2021.
Premiums and discounts are amortized or accreted over the life of the related held-to
maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
As of December 31, 2022, the Company classifies its money market funds as trading securities in accordance with ASC 320 Topic. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from
Trust Account in the accompanying statement of operations.
As of December 31, 2022, investments in the Company’s Trust Account consisted of $304,086,289 in money market funds that invest primarily in U.S Treasury securities.
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
The Company did not have any
held-to-maturity
 securities as of December 31, 2022. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities are as follows as of December 31, 2021:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Held-to-Maturity - U.S. Treasury Securities	$300,084,137	$—	$(51,208)	$300,032,929
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value Measurements
FASB ASC Topic 820, “Fair Value
Measurement
” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist principally of underwriting fees, professional and registration fees that are related to the IPO.
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
Offering costs in the aggregate of $
16,236,137 have been charged to shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as other income (loss) (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs).
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds from initial public offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(13,790,354)
Less: Class A ordinary shares issuance costs	(16,236,137)
Less: Initial fair value of over-allotment option	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	30,352,170
Add: Accretion of interest income to Class A shares subject to possible redemption	84,603

Class A ordinary shares subject to possible redemption as of December 31, 2021	300,084,603
Add: Accretion of interest income to Class A shares subject to possible redemption	4,001,686

Class A ordinary shares subject to possible redemption as of December 31, 2022	$304,086,289

Warrant Liability
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The Company accounts for the warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each reporting periods. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of December 31, 2022 and 2021, there were 15,333,333 warrants outstanding.
Net Income Per Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year
s
ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. In addition, the shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	Year ended December 31, 2022		Year ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$9,293,085	$2,323,271	$8,520,314	$2,418,666
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	26,136,986	7,419,521
Basic and diluted net income per share	$0.31	$0.31	$0.33	$0.33
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement
of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands and Singapore are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own
Equity(“ASU2020-06”),
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

2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
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
Warrants
As of December 31, 2022 and 2021, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $
18.00
.
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $
10.00
.
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

•
if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability at fair value upon the closing of the IPO. The warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. If no events occurred during the period, the warrants will not be reclassified. The fair value of the liabilities is re-measured
at the end of every reporting period and the change in fair value is reported in the statements of operations as a gain or loss on derivative financial instruments.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.
The fair value of the warrants as of the Initial Public Offering was $1.38 per warrant, for a total initial fair value of $7,375,280. The excess of cash received over the fair value of the Private Placement Warrants was $624,720, and is reflected in additional paid-in capital on the statements of changes in shareholders’ equity (deficit) for the year ended December 31, 2022. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of December 31, 2022 and 2021, there were 7,500,000 Founder Shares issued and outstanding.
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

Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.
Due to related party
As of December 31, 2022 and 2021, the amount due to related party was $125,625 and $6,000, respectively, which represents the accrual of the administrative service fee described below.
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
On December 13
,
2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) under the Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). As of December 31, 2022, no
borrowings were made under the Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.
Administrative Service Fee
The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For the year ended December 31, 2022 and for the period from February 12, 2021 (“Listing Date”) to December 31, 2021, the Company incurred $120,000 and $106,000 in expenses in connection with such services.
As of December 31, 2022 and 2021, there was $125,625 and $6,000 such expenses outstanding and recorded as due to related party on balance sheets.
All such expenses were recorded in the accompanying statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. FAIR VALUE MEASUREMENTS
The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account - Trading Securities	$304,086,289	$304,086,289	$—	$—

	$304,086,289	$304,086,289	$—	$—

Liabilities
Warrant Liability - Public Warrants	$42,000	$42,000	$—	$—
Warrant Liability - Private Warrants	26,660	—	26,660	—

	$68,660	$42,000	$26,660	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$5,799,000	$5,799,000	$—	$—
Warrant Liability - Private Warrants	3,111,582	—	3,111,582	—

	$8,910,582	$5,799,000	$3,111,582	$—

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
On November 4, 2022, the New York Stock Exchange (the “NYSE”) notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one Class A ordinary share and listed to trade on NYSE under the symbol “CHAA WS”, from the NYSE and that trading in the Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The public warrants began to trade over-the counter (OTC) since then.
On March 23, 2023, the Company received approval to transfer the listing of Class A ordinary shares from the NYSE to the NYSE American and on March 28, 2023, the Class A ordinary shares began trading on the NYSE American under the symbol “CHAA”. In connection with the transfer, effective March 28, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.
The Company’s public warrants began trading publicly on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of December 31, 2021 and 2022.

As of December 31, 2022 and 2021, the private placement warrant were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in fair value estimation, the Private warrants were reclassified to level 2 as of December 31, 2021 and 2022.
The key inputs used in the Monte Carlo simulation for the private warrants as of December 31, 2022 and 2021 were as follows:

Input	December 31, 2022	December 31, 2021	February 17, 2021
Public Warrant Price	0.004	0.58	N/A
Risk-free interest rate	4.74%	1.32%	0.76%
Expected term (years)	0.76	5.63	6.03
Expected volatility	5.4%	10.5%	24.10%
Stock price	$10.09	$9.77	$9.54
Exercise price	$11.50	$11.50	$11.50
Likelihood of Completing a Business Combination	50%	95%	—%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$—
Initial fair value of public and private warrant liabilities	21,165,634
Change in fair value of public and private warrants	(5,935,084)
Public warrants transferred to level 1 on April 5, 2021	(9,800,000)
Change in fair value of private warrants	(2,318,968)
Private warrants transferred to level 2 as of December 31, 2021	(3,111,582)

Fair Value at December 31, 2021	$—

NOTE 7. COMMITMENTS AND CONTINGENCIES
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
Underwriters Agreement
The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the balance sheets as of December 31, 2022 and 2021.

NOTE 8. SHAREHOLDER’S DEFICIT
Preference shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A ordinary shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 Class A ordinary shares subject to possible redemption.
Class B ordinary shares
The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At December 31, 2022 and 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20%of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans, unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved i) an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company has to consummate a business combination from February 17, 2023 to the Extended Date (the “Extension Amendment Proposal”), ii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”). Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023 (the “IMTA Amendment”).

In connection with the vote to approve the Articles Amendment, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.
On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to the Extended Date, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its IPO the lesser of (i)
$75,000
or (ii) $0.0375 f
or each un
redeemed public share, for
each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants in connection with the IPO of the Company’s securities. The terms of the Extension Loan Warrants will be identical to those of the Private Placement Warrants. The Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or mor
e
 businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note). Up to the date that the financial statements were issued, the Company received $150,000 under the Extension Loan. Using these loans received, the company deposited two tranches
of $75,000 into Trust Account on February 22, 2023 and March 21, 2023, respectively.
On March 9,

2023
the Company entered into a subscription agreement

(the “Subscription Agreement”)

with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which, the Sponsor is seeking to raise $
1,200,000
to fund the Extension and to provide working capital to the Company. The Sponsor has committed to fund $900,000 of this amount through the Extension Note described above and the Investor has agreed to provide the remaining $300,000
. The the Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice (“Capital Notice”) , the Sponsor may require a drawdown against the capital commitment in order to meet
25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 shares of Class A Common Stock to the Investor at the closing of a Business Combination. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or the Company shall pay to the Investor, an amount equal to all under the Subscription Agreement (the “
Business Combination Payment
”).
The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Investor. The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of the Capital Calls funded under this agreement. If the the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s
Trust Account
, will be paid to the Investor within five (5) days of the liquidation.
Up to the date that the financial statements were issued, the Company received $619,164 for working capital purpose under the $1,500,000 Convertible Promissory Note.
On March 14, 2023, the Company entered an agreement with Chardan Capital Markets, LLC (“Chardan”) with respect to an event of a stock exchange demand for action by the Company (“Interim Listing Project”) at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement and a deferred fee of $275,000 at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) upon the liquidation of the trust account if the Company has not consummated a business combination. Up to the date that the financial statements were issued, the Company has paid $350,000 to Chardan.
On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumnia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting introductions and with respect to the Company’s potential business combination. The agreement calls for Alumnia to receive simultaneously with the closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of the PIPE provided by third party investors identified and introduced by Alumnia, regardless of whether the counterparty in the applicable business combination was a subject target, payable upon the closing.