Form 10-Q
period 2023-03-31
Catcha Investment Corp
filed 2023-08-21
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 18, 2023, 2,214,859 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$115,597	$20,706
Prepaid expenses	77,973	33,875
Total current assets	193,570	54,581

Cash and investments held in Trust Account	23,276,408	304,086,289
Total Assets	$23,469,978	$304,140,870

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,139,803	$599,443
Due to Related Party	155,625	125,625
Promissory Note - Related Party, at fair value	58,044	—
Working Capital Loan, at fair value	107,795	—
Capital Contribution Note, at fair value	1,308,748	—
Total current liabilities	2,770,015	725,068

Warrant liability	181,169	68,660
Deferred underwriting fees	10,500,000	10,500,000
Total liabilities	13,451,184	11,293,728

Commitments and Contingencies (Note 8)

Class A ordinary shares subject to possible redemption, 2,214,859 and 30,000,000 shares at redemption value of $10.51 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	23,276,408	304,086,289

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 2,214,859 and 30,000,000 shares subject to possible redemption, respectively) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	750	750
Additional paid-in capital	—	—
Accumulated deficit	(13,258,364)	(11,239,897)
Total shareholders’ deficit	(13,257,614)	(11,239,147)
Total Liabilities and Shareholders’ Deficit	$23,469,978	$304,140,870

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$909,935	$390,883
Loss from operations	(909,935)	(390,883)

Other income (expense):
Interest income from Trust Account	1,943,762	37,518
Excess of fair value of Capital Contribution Note over proceeds at issuance	(1,104,618)	—
Change in fair value of Convertible Promissory Notes	(901)	—
Change in fair value of Capital Contribution Note	(4,130)
Change in fair value of warrant liability	(112,509)	5,069,115
Total other income (expense), net	721,604	5,106,633

Net (loss) income	$(188,331)	$4,715,750

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	16,724,877	30,000,000
Basic and diluted net income per share	$(0.01)	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,500,000
Basic and diluted net income per share	$(0.01)	$0.13

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,500,000	$750	$—	$(11,239,897)	$(11,239,147)
Net loss	—	—	—	—	—	(188,331)	(188,331)
Accretion of interest income to Class A shares subject to redemption	—	—	—	—	—	(1,943,762)	(1,943,762)
Excess of proceeds from convertible notes over fair value at issuance	—	—	—	—	—	263,626	263,626
Additional deposits to Trust Account for extension	—	—	—	—	—	(150,000)	(150,000)
Balance as of March 31, 2023	—	$—	7,500,000	$750	$—	$(13,258,364)	$(13,257,614)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

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

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(188,331)	$4,715,750
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income from Trust Account	(1,943,762)	(37,518)
Excess of fair value of Capital Contribution Note over proceeds at issuance	1,104,618	—
Change in fair value of warrant liability	112,509	(5,069,115)
Change in fair value of convertible promissory notes	901	—
Change in fair value of Capital Contribution Note	4,130	—
Changes in current assets and current liabilities:
Prepaid expenses	(44,098)	35,876
Accounts payable and accrued expenses	540,360	4,187
Due to related party	30,000	29,625
Net cash used in operating activities	(383,673)	(321,195)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(150,000)	—
Cash withdrawn from Trust Account in connection with redemption	282,903,643	—
Net cash provided by investing activities	282,753,643	—

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan	278,564	—
Proceeds from issuance of promissory note to related party	150,000
Proceeds from issuance of capital contribution note	200,000	—
Redemption of Class A ordinary shares	(282,903,643)	—
Net cash used in financing activities	(282,275,079)	—

Net Change in Cash	94,891	(321,195)
Cash - Beginning of the period	20,706	995,064
Cash - End of the period	$115,597	$673,869

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of interest income to Class A shares subject to possible redemption	$1,943,762	$37,518
Accretion of extension deposits to Class A shares subject to possible redemption	$150,000	—
Excess of proceeds from convertible notes over fair value at issuance	$263,626	$—

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1. ORGANIZATION AND BUSINESS OPERATION

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering, and after the initial public offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in Trust Account from the proceeds derived from the initial public offering and will recognize changes in the fair value of warrant liability and convertible promissory notes as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 7), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss) during the three months ended March 31, 2021.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the business combination transaction.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved i) an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company has to consummate a business combination from February 17, 2023 to the Extended Date described below (the “Extension Amendment Proposal”), ii) a proposal (the “Trust Amendment Proposal”) to amend the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer Company (“CST”), to extend the date by which the Company has to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”). Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023 (the “IMTA Amendment”).

In connection with the vote to approve the Articles Amendment, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The funds were redeemed from the Trust Account on February 23, 2023.

On February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023 and July 20, 2023, the Company deposited six tranches of $75,000, for an aggregate of $450,000, into the Trust Account, to extend the date that the Company has to consummate a business combination from February 17, 2023 to August 17, 2023. The Company has 3 business days after August 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to September 17, 2023. The Company will make such deposit shortly after the condensed financial statements are issued.

The Company will be required to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

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

Business Combination Agreement

On August 3, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Crown LNG Holdings AS, a private limited liability company incorporated under the laws of Norway (“Crown”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“PubCo”), and CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into the Company, with the Company being the surviving company and becoming the wholly owned subsidiary of PubCo, as a result of which (a) each the Company Class A Ordinary Share and each Class B Ordinary Share issued and outstanding immediately prior to the effective of the merger (the “Merger Effective Time”) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued share of PubCo common stock, and (b) each the Company Warrant outstanding immediately prior to the Merger Effective Time shall cease to be a warrant with respect to the Company Ordinary Shares and be assumed by PubCo and converted into a warrant to purchase one share of PubCo common stock; and (ii) subject to the certain procedures and conditions, Crown shareholders will transfer their Crown stock to PubCo in exchange for their Pro Rata Share (as defined below) of the Exchange Consideration, and the Exchange Consideration is a number of shares of PubCo Common Stock issued by PubCo equal to (a) a transaction value of $600 million (the “Transaction Value”) divided by (b) a per share price of $10.00. Pro Rata Share means with respect to each Crown shareholder, a fraction expressed as a percentage equal to (i) the number of shares of Crown stock held by such Crown shareholder immediately prior to the effective of the exchange (the “Exchange Effective Time”), divided by (ii) the total number of issued and outstanding shares of Company Stock immediately prior to the Exchange Effective Time.

During the seven years following the consumption of the Business Combination (the “Closing”), the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange (the “Exchanging Shareholders”) shall have the contingent right to receive in the aggregate a number of shares of PubCo Common Stock equivalent to 10% of the issued and outstanding PubCo Common Stock as of the Closing, which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of the Crown and its direct and indirect subsidiaries and (vii) by the Company, if the Crown’s financials have not been delivered to the Company by September 15, 2023.

Going Concern

As of March 31, 2023, the Company had $115,597 in cash outside of the Trust Account and working capital deficit of $2,576,445. On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 (the “Convertible Promissory Note”) from the Sponsor. As of March 31, 2023, the Company has $278,564 outstanding under such loan. Up to the date that the condensed financial statements were issued, the Company received a total of $578,564 for working capital purposes under the $1,500,000 Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”), the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. As of March 31, 2023, the Company has $150,000 outstanding under such loan. Up to the date that the condensed financial statements were issued, the Company had received $450,000 under the Extension Loan. Using these loans received, the Company deposited six tranches of $75,000 into Trust Account on February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023 and July 20, 2023, to extend the date that the Company has to consummate a business combination from February 17, 2023 to August 17, 2023. The Company has 3 business days after August 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to September 17, 2023. The Company will make such deposit shortly after the condensed financial statements are issued. The Company will be required to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor” or “Polar”), pursuant to which, the Investor has agreed to provide $300,000 to the Company (the “Capital Contribution Note”, See Note 6). As of March 31, 2023, the Company has $200,000 outstanding under such loan. On May 24, 2023, the Company received the remaining $100,000 from Polar. Up to the date that the condensed financial statements were issued, the Company has received the entire $300,000 in total funding from Polar (see Note 6).

In addition to the $1,500,000 Convertible Promissory Note (as defined in Note 2), in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. No additional funding has been received under this arrangement. However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the unaudited condensed financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 17, 2024 or such earlier date as is determined by the Company’s board of directors, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and the liquidity issues described above raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or closing a business combination, the specific impact is not readily determinable as of the date of the condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 24, 2023, which the accompanying condensed balance sheet as of December 31, 2022 was derived from. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply on on-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $115,597 and $20,706 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Cash and investments held in Trust Account

In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation. Prior to liquidating the money market funds, the Company’s portfolio of investments was comprised primarily of U.S. Treasury securities. The Company classifies its money market funds as trading securities in accordance with ASC Topic 320, “Investments-Debt and Equity Securities.” Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from Trust Account in the accompanying unaudited condensed statements of operations.

As of March 31, 2023 and December 31, 2023, the assets held in the Trust Account were $23,276,408 and $304,086,289, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Offering costs in the aggregate of $16,236,137 have been charged to shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, plus $10,017,338 in deferred underwriting fees, and $494,606 of other offering costs), offering costs in the aggregate of $795,046 have been recorded as other income (loss) (consisting of $275,807 in underwriting fees, plus $482,662 in deferred underwriting fees, and $36,577 of other offering costs) during the three months ended March 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

In connection with the Extraordinary General Meeting held on February 14, 2023, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643, which includes interest of $5,052,233.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds from initial public offering	30,000,000	$300,000,000
Less: Proceeds allocated to Public Warrants	-	(13,790,354)
Less: Class A ordinary shares issuance costs	-	(16,236,137)
Less: Initial fair value of over-allotment option	-	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	-	30,352,170
Add: Accretion of interest income to Class A shares subject to redemption	-	4,086,289
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	304,086,289
Add: Accretion of interest income to Class A shares subject to redemption	-	1,943,762
Add: Accretion of extension deposit to Class A shares subject to redemption	-	150,000
Less: Class A shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of March 31, 2023	2,214,859	$23,276,408

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 million Convertible Promissory Note and the Extension Note) entered into with Catcha Holdings LLC (“Sponsor”) pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes, were initially measured at $164,938 as of the issue date (including $107,128 under $1.5 Million Convertible Promissory Note and $57,810 under the Extension Note). The $263,626 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ deficit for the three months ended March 31, 2023. As of March 31, 2023, the fair value of the Convertible Promissory Notes was $165,839 (including $107,795 under $1.5 Million Convertible Promissory Note and $58,044 under the Extension Note). For the three months ended March 31, 2023, the Company recognized $901 unrealized loss on fair value changes of the Convertible Promissory Notes, in the unaudited condensed statement of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar Multi-Strategy Master Fund (“Investor”) and Catcha Holdings LLC (“Sponsor”) pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as defined in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note, was initially measured at $1,304,618 as of the issue date. The $1,104,618 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the three months ended March 31, 2023. As of March 31, 2023, the fair value of the Capital Contribution Note was $1,308,748. For the three months ended March 31, 2023, the Company recognized $4,130 unrealized loss on fair value changes of the Capital Contribution Note, in the unaudited condensed statements of operations.

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

The Company accounts for the warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of March 31, 2023 and December 31, 2022, there were 15,333,333 public and private warrants outstanding (not including the 285,409 warrants that could be issued upon conversion of the Convertible Promissory Notes).

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential common shares for outstanding warrants to purchase the Company’s stock, the 285,709 potential common shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, and the 320,000 potential common shares (including 20,000 shares for the Business Combination Payment if Polar elects so and 300,000 shares in consideration of the Capital Calls as described in Note 6) that will be issued to Polar at Business Combination closing were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. In addition, any shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$(130,024)	$(58,307)	$3,772,600	$943,150
Denominator:
Weighted-average shares outstanding	16,724,877	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.13	$0.13

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

Warrants

As of March 31, 2023, there were 10,000,000 public warrants and 5,333,333 private placement warrants outstanding (not including the 285,409 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

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

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The fair value of the warrants as of the Initial Public Offering was $1.38 per warrant, for a total initial fair value of $7,375,280. The excess of cash received over the fair value of the Private Placement Warrants was $624,720 and was reflected in additional paid-in capital on the statements of changes in shareholders’ equity (deficit) for the three months ended March 31, 2021. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the sponsor holding an additional 718,750 class B ordinary shares for an aggregate of 7,906,250 class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 17, 2021, the underwriters partially exercised their over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of March 31, 2023 and December 31, 2022, there were 7,500,000 Founder Shares issued and outstanding.

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

Due to related party

As of March 31, 2023 and December 31, 2022, the amount due to related party was $155,625 and $125,625, respectively, which represents the unpaid portion of the administrative service fee described below.

Promissory Notes-Related Party

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

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”, together with the “Working Capital Loans” as described below, called “Convertible Promissory Notes”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”), the Sponsor has agreed to deposit into the Company’s trust account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants in connection with the IPO of the Company’s securities. The terms of the Extension Loan Warrants will be identical to those of the Private Placement Warrants. The Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note).

The Extension Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in the unaudited condensed statement of operations. As of March 31, 2023, $150,000 was drawn under the Extension Loan, with an initial fair value of $57,810 at the drawn down dates. The difference of $92,190, between the withdraws of $150,000 and the fair value at the drawn down dates of $57,810, was recorded in additional paid-in capital in the accompanying condensed statement of shareholder’s deficit for the three months ended March 31, 2023. As of March 31, 2023, the Extension Note was presented at its fair value of $58,044 on the accompanying condensed balance sheet (see Note 7). Up to the date that the condensed financial statements were issued, the Company had received $450,000 for the extension deposits under the Extension Note (see Note 10).

For the three months ended March 31, 2023, the Company recorded $234 unrealized loss on fair value changes of the Extension Note in the accompanying unaudited condensed statement of operations.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note”, together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of March 31, 2023 and December 31, 2022, $278,564 and $0 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the condensed financial statements were issued, the Company received a total of $578,564 for working capital purposes under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of March 31, 2023, $278,564 was drawn down under such loan, with an initial fair value of $107,128 at the drawn down date. The difference of $171,436, between the draw of $278,564 and the fair value at the drawn down dates of $107,128, was recorded in additional paid-in capital in the accompanying unaudited condensed statement of shareholder’s deficit. As of March 31, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $107,795 on the accompanying condensed balance sheets. As of December 31, 2022, the Company had no borrowings under the $1.5 Million Convertible Promissory Note. (See Note 7).

For the three months ended March 31, 2023, the Company recorded $667 unrealized loss on fair value changes of the $1.5 Million Convertible Promissory Note in the accompanying unaudited condensed statement of operations.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company are first listed on NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For both the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in expenses in connection with such services. All such expenses were recorded in the accompanying unaudited condensed statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6. Capital Contribution Note

On March 9, 2023 the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor” or “Polar”), pursuant to which, the Sponsor is seeking to raise $1,200,000 to fund the Extension and to provide working capital to the Company. The Sponsor has committed to fund $900,000 of this amount through the Extension Note described in Note 5 above and the Investor has agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice (“Capital Notice”), the Sponsor may require a drawdown against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 shares of Class A Common Stock to the Investor at the closing of a Business Combination. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or the Company shall pay to the Investor, an amount equal to all amounts outstanding under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Investor. The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of the Capital Calls funded under this agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation.

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of March 31, 2023, $200,000 was drawn down under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $1,304,618. The difference of $1,104,618, between the $200,000 principal and the initial fair value of $1,304,618, was recorded as expenses in the accompanying unaudited condensed statement of operations for the three months ended March 31, 2023. As of March 31, 2023, the Capital Contribution Note was presented at its fair value of $1,308,748 on the accompanying condensed balance sheets (See Note 7). On May 24, 2023, the Company received the remaining $100,000 from Polar. Up to the date that the condensed financial statements were issued, the Company received $300,000 in total from Polar.

For the three months ended March 31, 2023, the Company recorded $1,104,618 unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance in the accompanying unaudited condensed statement of operations.

For the three months ended March 31, 2023, the Company recorded $4,130 unrealized loss on fair value changes of the Capital Contribution Note in the accompanying unaudited condensed statement of operations.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$110,000	$—	$110,000	$—
Warrant Liability - Private Warrants	71,169	—	71,169	—
Working Capital Loan	107,795	—	—	107,795
Promissory Note- Related Party	58,044	—	—	58,044
Promissory Note- Third Party	1,308,748	—	—	1,308,748
Total	$1,655,756	$—	$181,169	$1,474,587

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in Trust Account - Trading Securities	$304,086,289	$304,086,289	$—	$—
	$304,086,289	$304,086,289	$—	$—
Liabilities
Warrant Liability - Public Warrants	$42,000	$42,000	$—	$—
Warrant Liability - Private Warrants	26,660	—	26,660	—
	$68,660	$42,000	$26,660	$—

The Warrants, Working Capital Loan, Extension Notes and Capital Contribution Note are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities, Working Capital Loan, Promissory Note-Related Party and Capital Contribution Note, respectively, in the accompanying condensed balance sheets. The warrant liabilities, Working Capital Loan, Promissory Note-Related Party and Capital Contribution Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited condensed statements of operations. The excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ equity. The excess of fair value over proceeds at issuance was recorded as expenses in the accompanying unaudited condensed statement of operations.

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

On March 23, 2023, the Company received approval to transfer the listing of Class A ordinary shares from the NYSE to the NYSE American and on March 28, 2023, the Class A ordinary shares began trading on the NYSE American under the symbol “CHAA”. In connection with the transfer, effective March 28, 2023, any remaining units were mandatorily separated into their component parts and the units are no longer traded on the NYSE.

The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 since April 5, 2021 and as of December 31, 2022. As of March 31, 2023, the fair value of the public warrant liability is re-classified as level 2 due to the insufficient trading volume.

As of March 31, 2023 and December 31, 2022, the private placement warrant were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private warrants, these inputs were classified as level 2 as of December 31, 2022 and March 31, 2023.

The key inputs used in the Monte Carlo simulation for the private warrants as of March 31, 2023 and December 31, 2022 were as follows:

Input	March 31, 2023	December 31, 2022
Public Warrant Price	0.011	0.004
Risk-free interest rate	4.44%	4.74%
Expected term (years)	1.34	0.76
Expected volatility	3.1%	5.4%
Stock price	$10.26	$10.09
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	40%	50%

Convertible Promissory Notes

Valuation of the convertible promissory notes (including the Extension Note and Working Capital Loan) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The Key inputs for discounted cash flow analysis at initial draw dates and March 31, 2023 were as follows:

Input	March 31, 2023	Initial Draw Dates (February 22, 2023 - March 21, 2023)
Risk-free interest rate for warrant	3.6%	3.73-4.17%
Risk-free interest rate for debt	4.82%	4.83-5.09%
Term of Debt Conversion	0.7	0.73-0.80
Term of Warrant Conversion	5.7	5.73-5.80
Expected volatility	3.1%	2.5-4.1%
Iterated/Market Stock price	$10.26	$10.20-10.30
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.5	$1.5
Likelihood of Completing a Business Combination	40%	40%

Activity for the three months ended March 31, 2023 for the convertible promissory notes (including the Extension Note and Working Capital Loan) was as follows:

	Extension Note	Working Capital Loan
Proceeds from Convertible Promissory Notes	$150,000	$278,564
Excess of proceeds over fair value at issuance	(92,190)	(171,436)
Change in fair value through March 31, 2023	234	667
Fair value as of March 31, 2023	$58,044	$107,795

Capital Contribution Note

Valuation of Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The Key inputs for PWERM at at initial withdraw date and March 31, 2023 were as follows:

Input	March 31, 2023	Initial Draw
Risk-free interest	4.8%	4.6%
Estimated Term	0.7	0.72
Expected volatility	3.1%	3.4%
Iterated/Market Stock price	$10.26	$10.23
Likelihood of Completing a Business Combination	40%	40%
Consideration for the Capital Call(s)- in shares	300,000	300,000

For the three months ended March 31, 2023, the activity in the Capital Contribution Note was as follows:

Polar
Proceeds from Capital Contribution Note	$200,000
Excess of fair value over proceeds at issuance	1,104,618
Change in fair value through March 31, 2023	4,130
Fair value of the Capital Contribution Note as of March 31, 2023	$1,308,748

NOTE 8. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Class A shares that will be issued to Polar at Business Combination Closing, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and Extension Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Note) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheets as of March 31, 2023 and December 31, 2022.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the business combination transaction.

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) with respect to an event of a stock exchange demand for action by the Company (“Interim Listing Project”) at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) upon the liquidation of the trust account if the Company has not consummated a business combination. For the three months ended March 31, 2023, the Company recorded all of the $625,000 such advisory service fee in the accompanying unaudited condensed statement of operations. As of March 31, 2023, the Company has paid $175,000 to Chardan and the total unpaid amounts to Chardan was $450,000. Up to the date that the condensed financial statements were issued, the Company has paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumnia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting introductions and with respect to the Company’s potential business combination. The agreement calls for Alumnia to receive simultaneously with the closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of the PIPE provided by third party investors identified and introduced by Alumnia, regardless of whether the counterparty in the applicable business combination was a subject target, payable upon the closing. Alumia is currently not involved in the Company’s Business Combination transaction with Crown, and no fee is currently payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with a possible business combination transaction with Crown LNG (the “Target”) (such transaction, the “Sale Transaction”) and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”, and, together with the Sale Transaction, each a “Transaction” and collectively the “Transactions”) in connection with the Sale Transaction. The Company shall pay CCM (i) an advisor fee in connection with the Sale Transaction in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the closing of the Sale Transaction and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM (the “Offering Fee” and together with the Advisor Fee, the “Transaction Fee”), which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the closing of the Sale Transaction and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the closing of the Sale Transaction.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 2,214,859 and 30,000,000 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at Business Combination Closing, including 300,000 shares in consideration of Capital Calls as described in Note 6 and 20,000 shares (if Polar elects to receive shares at Business Combination Closing) in consideration of $200,000 withdraw of the Capital Contribution Note as of March 31, 2023, were not shown as outstanding.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Debt Financing for Extension Funds and Working Capital

Subsequent to the condensed balance sheet date up to the date that the condensed financial statements were issued, the Company received $300,000 under each of the Working Capital Loan and Extension Note, for an aggregate of $600,000.

On April 19, 2023, May 19, 2023, June 20, 2023 and July 20, 2023, the Company deposited four additional tranches of $75,000, for an aggregate of $300,000 into the Trust Account, to extend the date the Company has to consummate a business combination to August 17, 2023. The Company has 3 business days after August 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to September 17, 2023. The Company will make such deposit shortly after the condensed financial statements are issued.

On May 24, 2023, the Company received the remaining $100,000 from Polar. Up to the date that the condensed financial statements were issued, the Company received $300,000 in total from Polar.

Business Combination Agreement

On May 18, 2023, the Company engaged CCM, to act as its capital markets advisor and placement agent in connection with a possible business combination transaction with Crown as discussed in Note 1, Business Combination Agreement.

Waiver of Deferred Underwriting Fees

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the business combination transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Condensed Financial Statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K report for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On August 3, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Crown LNG Holdings AS, a private limited liability company incorporated under the laws of Norway (“Crown”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“PubCo”), and CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into the Company, with the Company being the surviving company and becoming the wholly owned subsidiary of PubCo, as a result of which (a) each the Company Class A Ordinary Share and each Class B Ordinary Share issued and outstanding immediately prior to the the effective of the merger (the “Merger Effective Time”) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued share of PubCo common stock, and (b) each the Company Warrant outstanding immediately prior to the Merger Effective Time shall cease to be a warrant with respect to the Company Ordinary Shares and be assumed by PubCo and converted into a warrant to purchase one share of PubCo common stock; and (ii) subject to the certain procedures and conditions, Crown shareholders will transfer their Crown stock to PubCo in exchange for their Pro Rata Share (as defined below) of the Exchange Consideration, and the Exchange Consideration is a number of shares of PubCo Common Stock issued by PubCo equal to (a) a transaction value of $600 million (the “Transaction Value”) divided by (b) a per share price of $10.00. Pro Rata Share means with respect to each Crown shareholder, a fraction expressed as a percentage equal to (i) the number of shares of Crown stock held by such Crown shareholder immediately prior to the effective of the exchange (the “Exchange Effective Time”), divided by (ii) the total number of issued and outstanding shares of Company Stock immediately prior to the Exchange Effective Time.

During the seven years following the consumption of the Business Combination (the “Closing”), the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange (the “Exchanging Shareholders”) shall have the contingent right to receive in the aggregate a number of shares of PubCo Common Stock equivalent to 10% of the issued and outstanding PubCo Common Stock as of the Closing, which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of the Crown and its direct and indirect subsidiaries and (vii) by the Company, if the Crown’s financials have not been delivered to the Company by September 15, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination and negotiating for the business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and investments held in the Trust Account and will recognize changes in the fair value of warrant liability and convertible promissory notes as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net loss of $188,331, which consisted of operating expenses of $909,935, unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance of $1,104,618, unrealized loss on change in fair value of convertible promissory notes of $901, unrealized loss on change in fair value of Capital Contribution Note of $4,130 and unrealized loss on change in fair value of the warrant liability of $112,509, partially offset by interest income on cash and investments held in the Trust Account of $1,943,762.

For the three months ended March 31, 2022, we had a net income of $4,715,750, which consisted of an unrealized gain on change in fair value of the warrant liability of $5,069,115, interest income on cash and investments held in the Trust Account of $37,518, offset partially by formation and operating expenses of $390,883.

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

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the business combination transaction.

For the three months ended March 31, 2023, net cash used in operating activities was $383,673. The net loss of $188,331 was impacted by unrealized loss on change in fair value of the warrant liability of $112,509, unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance of $1,104,618, unrealized loss on change in fair value of the Capital Contribution Note of $4,130, unrealized loss on change in fair value of the convertible promissory notes of $901, interest income on cash and investments held in the Trust Account of $1,943,762 and by changes in operating assets and liabilities, which provided by $526,262 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2022, net cash used in operating activities was $321,195. The net income of $4,715,750 was impacted by unrealized gain on fair value changes of the warrant liability of $5,069,115, interest earned on cash and investments held in Trust Account of $37,518 and by changes in operating assets and liabilities, which provided $69,688 of cash from operating activities.

For the three months ended March 31, 2023, net cash provided by investing activities was $282,753,643, consisting of disposal of cash and investments held in Trust Account of 282,903,643, partially offset by cash deposited in Trust Account of $150,000.

For the three months ended March 31, 2022, net cash provided by/used in investing activities was $0.

For the three months ended March 31, 2023, net cash used in financing activities was $282,275,079, consisting of redemption of Class A ordinary shares $282,903,643, partially offset by proceeds from issuance of Working Capital Loan $278,564, proceeds from issuance of promissory note to related party of $150,000 and proceeds from issuance of Capital Contribution Note of $200,000.

For the three months ended March 31, 2022, net cash provided by/used in financing activities was $0.

At March 31, 2023, we had cash in the Trust Account of $23,276,408. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies. On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The Company will be required to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

As of March 31, 2023, we had $115,597 in cash outside of the Trust Account and working capital deficit of $2,576,445. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. On December 13, 2022, we issued an unsecured convertible promissory note (see Note 5 to the Condensed Financial Statements) to the Sponsor, pursuant to which we may borrow up to $1,500,000 (the “$1.5 Million Convertible Promissory Note”) from the Sponsor. As of March 31, 2023, we had borrowed $278,564 under such loan. Up to the date that the condensed financial statements were issued, the Company received a total of $578,564 for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors (such date, the “Extended Date”), the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. As of March 31, 2023, we had borrowed $150,000 under the Extension Note. Up to the date that the condensed financial statements were issued, the Company had received $450,000 under the Extension Loan. Using these loans received, the company had deposited six tranches of $75,000 into Trust Account on February 22, 2023 and March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023 and July 20, 2023, to extend the date that the Company has to consummate a business combination from February 17, 2023 to August 17, 2023. The Company has 3 business days after August 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to September 17, 2023. The Company will make such deposit shortly after the condensed financial statements are issued. The Company will be required to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023 the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which, the Sponsor is seeking to raise $1,200,000 to fund the Extension and to provide working capital to the Company. The Sponsor has committed to fund $900,000 of this amount through the Extension Note described above and the Investor has agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The the Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice (“Capital Notice”) , the Sponsor may require a drawdown against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 shares of Class A Common Stock to the Investor at the closing of a Business Combination. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or the Company shall pay to the Investor, an amount equal to all under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Investor. The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or shares of Class A Common Stock at a rate of one share of Class A Common Stock for each $10 of the Capital Calls funded under this agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation. As of March 31, 2023, we received $200,000 under the Subscription Agreement. On May 24, 2023, the Company received the remaining $100,000 from Polar. Up to the date that the condensed financial statements were issued, the Company has received $300,000 in funding under the Subscription Agreement.

In addition to the $1,500,000 Convertible Promissory Note, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination No additional funding has been received under this arrangement. However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the condensed financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by February 17, 2024 or such earlier date as is determined by the Company’s board of directors, then we will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and liquidity issues raise substantial doubt about our ability to continue as a going concern one year from the date that these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $30,000 in expenses in connection with such services for both the three months ended March 31, 2023 and 2022, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, the amount due to related party in connection with such expenses was $155,625 and $125,625 respectively.

We had an agreement to pay the underwriters a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in our IPO. Furthermore, J.P. Morgan had no role in connection with the business combination transaction.

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) with respect to an event of a stock exchange demand for action by the Company (“Interim Listing Project”) at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement , a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of the Transaction from the closing flow-of-funds or (ii) upon the liquidation of the trust account if the Company has not consummated a business combination. For the three months ended March 31, 2023, the Company recorded all of the $625,000 such advisory service fee in the accompanying unaudited condensed statement of operations. As of March 31, 2023, the Company has paid $175,000 to Chardan and the total unpaid amounts to Chardan was $450,000. Up to the date that the condensed financial statements were issued, the Company has paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumnia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting introductions and with respect to the Company’s potential business combination. The agreement calls for Alumnia to receive simultaneously with the closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of the PIPE provided by third party investors identified and introduced by Alumnia, regardless of whether the counterparty in the applicable business combination was a subject target, payable upon the closing. Alumia is currently not involved in the Company’s Business Combination transaction with Crown, and no fee is currently payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with a possible business combination transaction with Crown LNG (the “Target”) (such transaction, the “Sale Transaction”) and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”, and, together with the Sale Transaction, each a “Transaction” and collectively the “Transactions”) in connection with the Sale Transaction. The Company shall pay CCM (i) an advisor fee in connection with the Sale Transaction in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the closing of the Sale Transaction and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM (the “Offering Fee” and together with the Advisor Fee, the “Transaction Fee”), which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the closing of the Sale Transaction and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the closing of the Sale Transaction.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Condensed Financial Statements included in this report. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than described below, there are no changes to policies described in the Form 10-K for the year ended December 31, 2022 filed with the SEC on April 24, 2023.

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes entered into with Catcha Holdings LLC (“Sponsor”) pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes, were initially measured at $164,938 as of the issue date (including $107,128 under $1.5 Million Convertible Promissory Note and $57,810 under the Extension Note ). The $263,626 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statement of shareholders’ (deficit) for the three months ended March 31, 2023. As of March 31, 2023, the fair value of the Convertible Promissory Notes was $165,839 (including $107,795 under $1.5 Million Convertible Promissory Note and $58,044 under the Extension Note). For the three months ended March 31, 2023, the Company recognized $901 unrealized loss on fair value changes of the Convertible Promissory Notes, in the unaudited condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar Multi-Strategy Master Fund (“Investor”) and Catcha Holdings LLC (“Sponsor”) pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution note are recognized as noncash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as defined in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note, was initially measured at $1,304,618 as of the issue date. The $1,104,618 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the three months ended March 31, 2023. As of March 31, 2023, the fair value of the Capital Contribution Note was $1,308,748. For the three months ended March 31, 2023, the Company recognized $4,130 unrealized loss on fair value changes of the Capital Contribution Note, in the unaudited condensed statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments and determining the fair value of complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CATCHA INVESTMENT CORP

Date: August 18, 2023		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023		/s/ Luke Elliott
	Name:	Luke Elliott
	Title:	Director and President
(Principal Financial and Accounting Officer)