Form 10-Q
period 2023-06-30
Catcha Investment Corp
filed 2023-09-07
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 1, 2023, 2,214,859 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$99,701	$20,706
Prepaid expenses	54,230	33,875
Total current assets	153,931	54,581

Cash and investments held in Trust Account	23,768,290	304,086,289
Total Assets	$23,922,221	$304,140,870

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$1,457,373	$599,443
Due to Related Party	185,886	125,625
Promissory Note - Related Party, at fair value	145,735	—
Working Capital Loan, at fair value	166,547	—
Capital Contribution Note, at fair value	1,381,229	—
Total current liabilities	3,336,770	725,068

Warrant liability	16,374	68,660
Deferred underwriting fees	10,500,000	10,500,000
Total liabilities	13,853,144	11,293,728

Commitments and Contingencies (see Note 8)

Class A ordinary shares subject to possible redemption, 2,214,859 and 30,000,000 shares at redemption value of $10.73 and $10.14 per share as of June 30, 2023 and December 31, 2022, respectively	23,768,290	304,086,289

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 2,214,859 and 30,000,000 shares subject to possible redemption, respectively) at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	750	750
Additional paid-in capital	—	—
Accumulated deficit	(13,699,963)	(11,239,897)
Total shareholders’ deficit	(13,699,213)	(11,239,147)
Total Liabilities and Shareholders’ Deficit	$23,922,221	$304,140,870

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$637,470	$148,323	$1,547,405	$539,206
Loss from operations	(637,470)	(148,323)	(1,547,405)	(539,206)

Other income (expense):
Interest income from Trust Account	266,882	320,288	2,210,644	357,806
Excess of fair value of Capital Contribution Note over proceeds at issuance	44,898	—	(1,059,720)	—
Change in fair value of Convertible Promissory Notes	(1,488)	—	(2,389)	—
Change in fair value of Capital Contribution Note	(17,379)	—	(21,509)	—
Change in fair value of warrant liability	164,795	2,140,198	52,286	7,209,313
Total other income (expense), net	457,708	2,460,486	1,179,312	7,567,119

Net (loss) income	$(179,762)	$2,312,163	$(368,093)	$7,027,913

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	2,214,859	30,000,000	9,429,785	30,000,000
Basic and diluted net income (loss) per share	(0.02)	$0.06	$(0.02)	$0.19

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share	(0.02)	$0.06	$(0.02)	$0.19

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,500,000	$750	$—	$(11,239,897)	$(11,239,147)
Net loss	—	—	—	—	—	(188,331)	(188,331)
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(1,943,762)	(1,943,762)
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	—	—	—	—	—	263,626	263,626
Additional deposits to Trust Account for extension	—	—	—	—	—	(150,000)	(150,000)
Balance as of March 31, 2023	—	$—	7,500,000	$750	$—	$(13,258,364)	$(13,257,614)
Net loss	—	—	—	—	—	(179,762)	(179,762)
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(266,882)	(266,882)
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	—	—	—	—	—	230,045	230,045
Additional deposits to Trust Account for extension	—	—	—	—	—	(225,000)	(225,000)
Balance as of June 30, 2023	—	$—	7,500,000	$750	$—	$(13,699,963)	$(13,699,213)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Net income	—	—	—	—	—	4,715,750	4,715,750
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(37,518)	(37,518)
Balance as of March 31, 2022	—	$—	7,500,000	$750	$—	$(14,176,335)	$(14,175,585)
Net income	—	—	—	—	—	2,312,163	2,312,163
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(320,288)	(320,288)
Balance as of June 30, 2022	—	$—	7,500,000	$750	$—	$(12,184,460)	$(12,183,710)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(368,093)	$7,027,913
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income from Trust Account	(2,210,644)	(357,806)
Excess of fair value of Capital Contribution Note over proceeds at issuance	1,059,720	—
Change in fair value of warrant liability	(52,286)	(7,209,313)
Change in fair value of Convertible Promissory Notes	2,389	—
Change in fair value of Capital Contribution Note	21,509	—
Changes in current assets and current liabilities:
Prepaid expenses	(20,355)	(115,404)
Accounts payable and accrued expenses	857,930	26,382
Due to related party	60,261	59,625
Net cash used in operating activities	(649,569)	(568,603)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000)	—
Cash withdrawn from Trust Account in connection with redemption	282,903,643	—
Net cash provided by investing activities	282,528,643	—

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan	428,564	—
Proceeds from issuance of promissory note to related party	375,000
Proceeds from issuance of Capital Contribution Note	300,000	—
Redemption of Class A ordinary shares	(282,903,643)	—
Net cash used in financing activities	(281,800,079)	—

Net Change in Cash	78,995	(568,603)
Cash - Beginning of the period	20,706	995,064
Cash - End of the period	$99,701	$426,461

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of interest income to Class A ordinary shares subject to possible redemption	$2,210,644	$357,806
Accretion of extension deposits to Class A ordinary shares subject to possible redemption	$375,000	—
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	$493,671	$—

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below), and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the trust account established at the consummation of the Initial Public Offering (the “Trust Account”) from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes (which are described in Note 2 — Convertible Promissory Notes) and Capital Contribution Note (which are described in Note 2 — Capital Contribution Note) as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Catcha Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of the over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO (i.e., February 17, 2021), and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 3).

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of $8,000,000, which is described in Note 4.

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), that invests only in direct U.S. government treasury obligations. In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s second amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, provide that the proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the second amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved, among other things, a proposal to amend Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors.

Transaction costs amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 8), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss) during the three months ended March 31, 2021.

On August 10, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter in the IPO, waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination transaction.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

If the Company is unable to complete a Business Combination within the Combination Period, or during the Extension Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved (i) an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors and (ii) an amendment to the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors. Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023.

In connection with the votes taken at the extraordinary general meeting of shareholders, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The funds were redeemed from the Trust Account on February 23, 2023.

On February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023, and August 21, 2023, the Company deposited seven tranches of $75,000, for an aggregate of $525,000, into the Trust Account, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to September 17, 2023. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

The Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares (the “Founder Shares”) and public shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of its public shares if the Company does not complete the Business Combination within 24 months from the closing of its Initial Public Offering or during the Extension Period or (B) with respect to any other provision relating to the rights of holders of its Class A ordinary shares, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and public shares they hold if the Company fails to consummate the Business Combination within the Combination Period or during the Extension Period.

In the event of the liquidation of the Trust Account upon the failure of the Company to consummate a Business Combination, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Business Combination Agreement

On August 3, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“PubCo”), and CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into the Company, with the Company being the surviving company and becoming the wholly owned subsidiary of PubCo, as a result of which (a) each of the Company’s Class A ordinary share and Class B ordinary share issued and outstanding immediately prior to the effective time of the merger (the “Merger Effective Time”) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued ordinary share of PubCo, and (b) each Company warrant outstanding immediately prior to the Merger Effective Time shall cease to be a warrant with respect to the Company’s ordinary shares and be assumed by PubCo and converted into a warrant to purchase one ordinary share of PubCo; and (ii) subject to the certain procedures and conditions, Crown shareholders will transfer their Crown shares to PubCo in exchange for their Pro Rata Share (as defined below) of the Exchange Consideration (as defined below). The “Exchange Consideration” is a number of newly issued ordinary shares of PubCo equal to (a) a transaction value of $600 million divided by (b) a per share price of $10.00. “Pro Rata Share” means, with respect to each Crown shareholder, a fraction expressed as a percentage equal to (i) the number of Crown shares held by such Crown shareholder immediately prior to the effective time of the exchange (the “Exchange Effective Time”), divided by (ii) the total number of issued and outstanding Crown shares immediately prior to the Exchange Effective Time.

During the seven years following the consummation of the Business Combination (the “Closing”), the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange shall have the contingent right to receive in the aggregate a number of ordinary shares of PubCo equivalent to 10% of the issued and outstanding ordinary shares of PubCo as of the Closing, which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries and (vii) by the Company, if Crown’s financials have not been delivered to the Company by September 15, 2023.

Going Concern

As of June 30, 2023, the Company had $99,701 in cash outside of the Trust Account and working capital deficit of $3,182,839. On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 (the “$1.5 Million Convertible Promissory Note”) from the Sponsor. As of June 30, 2023, the Company had $428,564 principal outstanding under such note, with a fair value of $166,547. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $578,564 principal for working capital purposes under the $1,500,000 Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, until February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. As of June 30, 2023, the Company had $375,000 outstanding under the Extension Loan. Up to the date that the unaudited condensed financial statements were issued, the Company had received $525,000 under the Extension Loan. Using these loans received, the Company deposited seven tranches of $75,000 into the Trust Account on February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023 and August 21, 2023, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to September 17, 2023. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to the Company (the “Capital Contribution Note”) as discussed in Note 6. As of June 30, 2023, the Company had received the entire $300,000 funding under such note (see Note 6).

In addition to the $1.5 Million Convertible Promissory Note, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. No additional funding has been received under this arrangement. However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the unaudited condensed financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 17, 2024 (subject to the Company making the required monthly deposits of $75,000 to extend the date by which to consummate the Business Combination each month up through February 17, 2024) or such earlier date as is determined by the Company’s board of directors, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and the liquidity issues described above raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as is determined by the Company’s board of directors.

Risks and Uncertainties

Management is currently evaluating the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the Russia-Ukraine war, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or the closing of the Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 24, 2023 (the “Annual Report”). The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply on on-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $99,701 and $20,706 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were $23,768,290 and $304,086,289, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

Offering Costs Associated with IPO

The Company complies with the requirements of the FASB ASC 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist principally of underwriting fees, professional fees and registration fees that are related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Offering costs in the aggregate of $16,236,137 were charged to shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, $10,017,338 in deferred underwriting fees, and $494,606 in other offering costs), and offering costs in the aggregate of $795,046 were recorded as other income (loss) (consisting of $275,807 in underwriting fees, $482,662 in deferred underwriting fees, and $36,577 in other offering costs) during the three months ended March 31, 2021.

Over-allotment Option Liability

The Company accounted for the over-allotment option in accordance with the guidance contained in ASC 815-40. The over-allotment option is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On February 17, 2021, J.P. Morgan, the underwriter in the IPO, exercised the over-allotment option partially and the remaining over-allotment option expired on March 28, 2021. The fair value changes of over-allotment option liability between IPO closing date and the expiration date were recorded in operations during the year ended December 31, 2021.

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

In connection with the extraordinary general meeting of shareholders held on February 14, 2023, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643, which includes interest of $5,052,233.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds from Initial Public Offering	30,000,000	$300,000,000
Less: Proceeds allocated to Public Warrants	-	(13,790,354)
Less: Class A ordinary shares issuance costs	-	(16,236,137)
Less: Initial fair value of over-allotment option	-	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	-	30,352,170
Add: Accretion of interest income to Class A ordinary shares subject to redemption	-	4,086,289
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	304,086,289
Add: Accretion of interest income to Class A ordinary shares subject to redemption	-	1,943,762
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	-	150,000
Less: Class A ordinary shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of March 31, 2023	2,214,859	$23,276,408
Add: Accretion of interest income to Class A ordinary shares subject to redemption	-	266,882
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	-	225,000
Class A ordinary shares subject to possible redemption as of June 30, 2023	2,214,859	$23,768,290

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $309,893 as of the issue dates (including $165,014 under the $1.5 Million Convertible Promissory Note and $144,879 under the Extension Note). For the three and six months ended June 30, 2023, $230,045 and $493,671 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ deficit. As of June 30, 2023, the fair value of the Convertible Promissory Notes was $312,282 (including $166,547 under the $1.5 Million Convertible Promissory Note and $145,735 under the Extension Note). For the three and six months ended June 30, 2023, the Company recognized $1,488 and $2,389 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, in the unaudited condensed statement of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date. The $1,059,720 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the fair value of the Capital Contribution Note was $1,381,229. For the three and six months ended June 30, 2023, the Company recognized $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the unaudited condensed statements of operations.

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

The Company accounts for the warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of June 30, 2023 and December 31, 2022, there were 15,333,333 public and private warrants outstanding (not including the 535,709 warrants that could be issued upon conversion of the Convertible Promissory Notes).

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, the 535,709 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, and the 330,000 potential ordinary shares (including 30,000 shares in consideration of the $300,000 principal amount outstanding under the Capital Contribution Note, if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00, and 300,000 shares in consideration of the Capital Calls as described in Note 6) that will be issued to Polar at the Closing were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods. In addition, any shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$(40,983)	$(138,779)	$1,849,730	$462,433
Denominator:
Weighted-average shares outstanding	2,214,859	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.06	$0.06

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$(205,026)	$(163,067)	$5,622,330	$1,405,583
Denominator:
Weighted-average shares outstanding	9,429,785	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.19	$0.19

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on these unaudited condensed financial statements.

NOTE 3. Initial Public Offering

On February 17, 2021, the Company sold 30,000,000 Units, including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of the over-allotment option, at a purchase price of $10.00 per Unit. The over-allotment option covering an additional 1,625,000 Units expired on March 28, 2021. Each Unit consists of one Class A ordinary share, and one-third of one warrant to purchase one Class A ordinary share. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, February 17, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Warrants

As of June 30, 2023, there were 10,000,000 public warrants and 5,333,333 Private Placement Warrants outstanding (not including the 535,709 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

The warrant agreement contains an alternative issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of ordinary shares in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of the Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The fair value of the warrants as of the Initial Public Offering was $1.38 per warrant, for a total initial fair value of $7,375,280. The excess of cash received over the fair value of the Private Placement Warrants was $624,720 and was reflected in additional paid-in capital on the statements of changes in shareholders’ deficit for the three months ended March 31, 2021. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the Sponsor holding an additional 718,750 Class B ordinary shares for an aggregate of 7,906,250 Class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On February 17, 2021, J.P. Morgan partially exercised its over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of June 30, 2023 and December 31, 2022, there were 7,500,000 Founder Shares issued and outstanding.

The Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees and under certain circumstances) until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “lock-up”).

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

The Sponsor and the Company’s directors and executive officers have also agreed not to transfer any of their Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) until 30 days after the completion of the initial Business Combination.

Due to related party

As of June 30, 2023 and December 31, 2022, the amount due to related party was $185,886 and $125,625, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below.

Promissory Notes-Related Party

On December 28, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company was allocated to borrow up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. On February 22, 2021, the Company repaid $131,259 of amounts borrowed from the Sponsor, the funds of which were used to pay offering costs. The note was terminated on February 22, 2021.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note” and, together with the “1.5 Million Convertible Promissory Note” as described below, the “Convertible Promissory Notes”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants that were issued in connection with the IPO. The terms of the Extension Loan Warrants will be identical to those of the Private Placement Warrants. The Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note).

The Extension Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in the unaudited condensed statement of operations. As of June 30, 2023, $375,000 was drawn under the Extension Loan, with an initial fair value of $144,879 at the issuance dates. The difference of $230,121, between the withdraws of $375,000 and the fair value at the issuance dates of $144,879, was recorded in additional paid-in capital in the accompanying condensed statement of shareholders’ deficit for the six months ended June 30, 2023. As of June 30, 2023, the Extension Note was presented at its fair value of $145,735 on the accompanying condensed balance sheet (see Note 7). Up to the date that the unaudited condensed financial statements were issued, the Company had received $525,000 for the extension deposits under the Extension Note (see Note 10).

For the three and six months ended June 30, 2023, the Company recorded $622 and $856 unrealized loss on fair value changes of the Extension Note, respectively, in the accompanying unaudited condensed statement of operations.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of June 30, 2023 and December 31, 2022, $428,564 and $0 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $578,564 for working capital purposes under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of June 30, 2023, $428,564 was drawn down under such loan, with an initial fair value of $165,014 at the issuance dates. The difference of $263,550, between the draw of $428,564 and the fair value at the issuance dates of $165,014, was recorded in additional paid-in capital in the accompanying unaudited condensed statement of shareholders’ deficit. As of June 30, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $166,547 on the accompanying condensed balance sheets. As of December 31, 2022, the Company had no borrowings under the $1.5 Million Convertible Promissory Note (see Note 7).

For the three and six months ended June 30, 2023, the Company recorded $866 and $1,533 unrealized loss on fair value changes of the $1.5 Million Convertible Promissory Note, respectively, in the accompanying unaudited condensed statement of operations.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company were first listed on the NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For both the three months ended June 30, 2023 and 2022, the Company incurred $30,000 in expenses in connection with such services. For both the six months ended June 30, 2023 and 2022, the Company incurred $60,000 in expenses in connection with such services. All such expenses were recorded in the accompanying unaudited condensed statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6. Capital Contribution Note

On March 9, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described in Note 5 above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay Polar an amount equal to Capital Calls funded under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to Polar within five (5) days of the liquidation.

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of June 30, 2023, the entire $300,000 funding was received under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $1,359,720. The difference of $1,059,720, between the $300,000 principal and the initial fair value of $1,359,720, was recorded as expenses in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the Capital Contribution Note was presented at its fair value of $1,381,229 on the accompanying condensed balance sheets (see Note 7).

For the six months ended June 30, 2023, the Company recorded $1,059,720 unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance in the accompanying unaudited condensed statement of operations.

For the three and six months ended June 30, 2023, the Company recorded $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the accompanying unaudited condensed statement of operations.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$10,000	$—	$10,000	$—
Warrant Liability - Private Placement Warrants	6,374	—	6,374	—
Working Capital Loans	166,547	—	—	166,547
Promissory Note- Related Party	145,735	—	—	145,735
Capital Contribution Note	1,381,229	—	—	1,381,229
Total	$1,709,885	$—	$16,374	$1,693,511

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in Trust Account - Trading Securities	$304,086,289	$304,086,289	$—	$—
	$304,086,289	$304,086,289	$—	$—
Liabilities
Warrant Liability - Public Warrants	$42,000	$42,000	$—	$—
Warrant Liability – Private Placement Warrants	26,660	—	26,660	—
	$68,660	$42,000	$26,660	$—

The warrants, Working Capital Loans, the Extension Note and the Capital Contribution Note are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities, Working Capital Loans, Promissory Note-Related Party and Capital Contribution Note, respectively, in the accompanying condensed balance sheets. The warrant liabilities, Working Capital Loans, Promissory Note-Related Party and Capital Contribution Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited condensed statements of operations. The excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ equity. The excess of fair value over proceeds at issuance was recorded as expenses in the accompanying unaudited condensed statement of operations.

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

On November 4, 2022, the New York Stock Exchange (the “NYSE”) notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one Class A ordinary share and listed to trade on the NYSE under the symbol “CHAA WS”, from the NYSE and that trading in the warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The public warrants began to trade over-the counter (OTC) since then.

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

The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability was classified as Level 1 as of April 5, 2021 and December 31, 2022. As of June 30, 2023, the fair value of the public warrant liability was re-classified as Level 2 due to the insufficient trading volume.

As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private Placement Warrants, these inputs were classified as Level 2 as of December 31, 2022 and June 30, 2023.

The key inputs used in the Monte Carlo simulation for the Private Placement Warrants as of June 30, 2023 and December 31, 2022 were as follows:

Input	June 30, 2023	December 31, 2022
Public Warrant Price	0.001	0.004
Risk-free interest rate	5.31%	4.74%
Expected term (years)	1.18	0.76
Expected volatility	1.4%	5.4%
Stock price	$10.48	$10.09
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	40%	50%

Convertible Promissory Notes

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs for discounted cash flow analysis at initial draw dates and June 30, 2023 were as follows:

Input	June 30, 2023	Initial Draw Dates (February 22, 2023 - June 19, 2023)
Risk-free interest rate for warrant	4.13%	3.54-4.17%
Risk-free interest rate for debt	5.46%	4.82-5.33%
Term of Debt Conversion	0.54	0.57-0.80
Term of Warrant Conversion	5.54	5.57-5.80
Expected volatility	1.4%	1.6-4.1%
Iterated/Market Stock price	$10.48	$10.20-10.38
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.5	$1.5
Likelihood of Completing a Business Combination	40%	40%

Activity for the three and six months ended June 30, 2023 for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) was as follows:

	Extension Note	Working Capital Loan
Proceeds from Convertible Promissory Notes	$150,000	$278,564
Excess of proceeds over fair value at issuance	(92,190)	(171,436)
Change in fair value through March 31, 2023	234	667
Fair value as of March 31, 2023	$58,044	$107,795
Additional proceeds from Convertible Promissory Notes	225,000	150,000
Excess of proceeds over fair value at issuance	(137,931)	(92,114)
Change in fair value through June 30, 2023	622	866
Fair value as of June 30, 2023	$145,735	$166,547

Capital Contribution Note

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs for PWERM at the initial withdraw dates and June 30, 2023 were as follows:

Input	June 30, 2023	Initial Draws
Risk-free interest	5.31%	4.6-4.84%
Estimated Term	1.18	0.72-1.34
Expected volatility	1.4%	2.6-3.4%
Iterated/Market Stock price	$10.48	$10.23-10.33
Likelihood of Completing a Business Combination	40%	40%
Consideration for the Capital Call(s)- in shares	300,000	300,000

Activity for the three and six months ended June 30, 2023 for the Capital Contribution Note was as follows:

Polar
Proceeds from Capital Contribution Note	$200,000
Excess of fair value over proceeds at issuance	1,104,618
Change in fair value through March 31, 2023	4,130
Fair value of the Capital Contribution Note as of March 31, 2023	$1,308,748
Additional proceeds from Capital Contribution Note	100,000
Excess of fair value over proceeds at issuance	(44,898)
Change in fair value through June 30, 2023	17,379
Fair value of the Capital Contribution Note as of June 30, 2023	$1,381,229

NOTE 8. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Class A ordinary shares that will be issued to Polar at Closing, the Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans and the Extension Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and the Extension Note) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter of the IPO is entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheets as of June 30, 2023 and December 31, 2022.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination.

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the three and six months ended June 30, 2023, the Company recorded $625,000 and $0 of such advisory service fee in the accompanying unaudited condensed statement of operations. As of June 30, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting with introductions and with respect to the Company’s potential Business Combination. The agreement calls for Alumia to receive simultaneously with the Closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of any equity financing transactions which may be entered into by third party investors identified and introduced by Alumia prior to the Closing, regardless of whether the counterparty in the Business Combination was a subject target, payable upon the Closing. Alumia is currently not involved in the Company’s Business Combination transaction with Crown, and no fee is currently payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”) in connection with the Business Combination. The Company shall pay CCM (i) an advisor fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 2,214,859 and 30,000,000 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at the Closing, including 300,000 shares in consideration of Capital Calls as described in Note 6 and 30,000 shares (if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00 at the Closing) in consideration of the $300,000 withdrawal of the Capital Contribution Note as of June 30, 2023, were not shown as outstanding.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s second amended and restated memorandum and articles of association, or as required by applicable provisions of the Cayman Islands Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Debt Financing for Extension Funds and Working Capital

Subsequent to the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued, the Company received $150,000 under each of the Working Capital Loan and Extension Note, for an aggregate of $300,000.

On July 20, 2023 and August 21, 2023, the Company deposited two additional tranches of $75,000, for an aggregate of $150,000 into the Trust Account, to extend the date the Company has to consummate a business combination to September 17, 2023.

Business Combination Agreement

On August 3, 2023, the Company entered into a business combination agreement with Crown, as discussed in Note 1 — Business Combination Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the notes to the unaudited condensed financial statements included in this report. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on December 17, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds (net of any redemptions as discussed under Liquidity, Capital Resources and Going Concern section below) of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Combination Agreement

On August 3, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“PubCo”), and CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into the Company, with the Company being the surviving company and becoming the wholly owned subsidiary of PubCo, as a result of which (a) each of the Company’s Class A ordinary share and Class B ordinary share issued and outstanding immediately prior to the effective time of the merger (the “Merger Effective Time”) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued ordinary share of PubCo, and (b) each the Company warrant outstanding immediately prior to the Merger Effective Time shall cease to be a warrant with respect to the Company Ordinary Shares and be assumed by PubCo and converted into a warrant to purchase one ordinary share of PubCo; and (ii) subject to the certain procedures and conditions, Crown shareholders will transfer their Crown shares to PubCo in exchange for their Pro Rata Share of the Exchange Consideration, which is a number of PubCo ordinary shares issued by PubCo equal to (a) a transaction value of $600 million divided by (b) a per share price of $10.00.

During the seven years following the Closing of the Business Combination, the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange shall have the contingent right to receive in the aggregate a number of ordinary shares of PubCo equivalent to 10% of the issued and outstanding ordinary shares of PubCo as of the Closing, which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries and (vii) by the Company, if Crown’s financials have not been delivered to the Company by September 15, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a business combination and negotiating for the business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and investments held in the Trust Account and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes and Capital Contribution Note as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2023, we had a net loss of $179,762, which consisted of operating expenses of $637,470, unrealized gain on excess of fair value of the Capital Contribution Note over proceeds at issuance of $44,898, unrealized loss on change in fair value of the Convertible Promissory Notes of $1,488, unrealized loss on change in fair value of the Capital Contribution Note of $17,379 and unrealized loss on change in fair value of the warrant liability of $164,795, partially offset by interest income on cash and investments held in the Trust Account of $266,882. For the three months ended June 30, 2022, we had a net income of $2,312,163, which consisted of an unrealized gain on change in fair value of the warrant liability of $2,140,198, interest income on investments held in the Trust Account of $320,288, offset partially by operating expenses of $148,323.

For the six months ended June 30, 2023, we had a net loss of $368,093, which consisted of operating expenses of $1,547,405, unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Convertible Promissory Notes of $2,389, unrealized loss on change in fair value of the Capital Contribution Note of $21,509 and unrealized loss on change in fair value of the warrant liability of $52,286, partially offset by interest income on cash and investments held in the Trust Account of $2,210,644. For the six months ended June 30, 2022, we had a net income of $7,027,913, which consisted of an unrealized gain on change in fair value of the warrant liability of $7,209,313, interest income on cash and investments held in the Trust Account of $357,806, offset partially by formation and operating expenses of $539,206.

Liquidity, Capital Resources and Going Concern

On February 17, 2021, we consummated the Initial Public Offering of 30,000,000 Units, which included the partial exercise by the underwriter of its over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $8,000,000.

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

For the six months ended June 30, 2023, net cash used in operating activities was $649,569. The net loss of $368,093 was impacted by unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Capital Contribution Note of $21,509, unrealized loss on change in fair value of the Convertible Promissory Notes of $2,389, interest income on cash and investments held in the Trust Account of $2,210,644, unrealized gain on change in fair value of the warrant liability of $52,286, and changes in operating assets and liabilities, which provided $897,836 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2022, net cash used in operating activities was $568,603. The net income of $7,027,913 was impacted by unrealized gain on fair value changes of the warrant liability of $7,209,313, interest income from Trust Account of $357,806 and changes in operating assets and liabilities, which used $29,397 of cash in operating activities.

For the six months ended June 30, 2023, net cash provided by investing activities was $282,528,643, consisting of disposal of cash and investments held in Trust Account of $282,903,643, partially offset by cash deposited in Trust Account of $375,000.

For the six months ended June 30 2022, net cash provided by/used in investing activities was $0.

For the six months ended June 30, 2023, net cash used in financing activities was $281,800,079, consisting of redemption of Class A ordinary shares of $282,903,643, partially offset by proceeds from the issuance of a Working Capital Loan of $428,564, proceeds from the issuance of a promissory note to a related party of $375,000 and proceeds from issuance of the Capital Contribution Note of $300,000.

For the six months ended June 30, 2022, net cash provided by/used in financing activities was $0.

At June 30, 2023, we had cash in the Trust Account of $23,768,290. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies. On February 14, 2023, we held an extraordinary general meeting of shareholders, where the shareholders approved (i) an amendment to our amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors and (ii) an amendment to our investment management trust agreement, dated as of February 11, 2021, by and between us and CST, to extend the date by which the we have to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors. In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

As of June 30, 2023, we had $99,701 in cash outside of the Trust Account and working capital deficit of $3,182,839. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. On December 13, 2022, we issued the $1.5 Million Convertible Promissory Note (see Note 5) to the Sponsor, pursuant to which we may borrow up to $1,500,000 from the Sponsor. As of June 30, 2023, we had borrowed $428,564 principal under such note, with a fair value of $166,547. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $578,564 principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. As of June 30, 2023, we had borrowed $375,000 under the Extension Note. Up to the date that the unaudited condensed financial statements were issued, the Company had received $525,000 under the Extension Loan. Using these loans received, the Company had deposited seven tranches of $75,000 into Trust Account on February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023, and August 21, 2023 to extend the date that the Company has to consummate a business combination from February 17, 2023 to September 17, 2023. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023 the Company entered into the Subscription Agreement with the Sponsor and Polar, pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay to Polar an amount equal to Capital Calls funded under the Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to Polar within five (5) days of the liquidation. As of June 30, 2023, we received the entire $300,000 funding under the Subscription Agreement.

In addition to the $1,500,000 Convertible Promissory Note, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. No additional funding has been received under this arrangement. However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the unaudited condensed financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by February 17, 2024 or such earlier date as is determined by the Company’s board of directors, then we will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and liquidity issues raise substantial doubt about our ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as is determined by the Company’s board of directors.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $30,000 in expenses in connection with such services for both the three months ended June 30, 2023 and 2022, as reflected in the accompanying unaudited condensed statements of operations. We incurred $60,000 in expenses in connection with such services for both the six months ended June 30, 2023 and 2022, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the amount due to related party in connection with such expenses was $185,886 and $125,625 respectively.

We had an agreement to pay J.P. Morgan a deferred fee of $10,500,000 in the aggregate, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in our IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination transaction.

On March 14, 2023, the Company entered into an agreement with Chardan for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement , a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the three and six months ended June 30, 2023, the Company recorded $625,000 and $0 of such advisory service fee in the accompanying unaudited condensed statement of operations. As of June 30, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

On March 26, 2023, the Company entered an agreement with Alumia to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting with introductions and with respect to the Company’s potential Business Combination. The agreement calls for Alumia to receive simultaneously with the Closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of any equity financing transactions which may be entered into by third party investors identified and introduced by Alumia, regardless of whether the counterparty in the Business Combination was a subject target, payable upon the Closing. Alumia is currently not involved in the Company’s Business Combination transaction with Crown, and no fee is currently payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its CCM division, to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities in connection with the Business Combination. The Company shall pay CCM (i) an Advisor Fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 Shares of the publicly listed post-business combination company and (ii) an Offering Fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. We describe our significant accounting policies in Note 2, of the notes to the unaudited condensed financial statements included in this report. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than described below, there are no changes to policies described in the Form 10-K for the year ended December 31, 2022 filed with the SEC on April 24, 2023.

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $309,893 as of the issue date (including $165,014 under the $1.5 Million Convertible Promissory Note and $144,879 under the Extension Note). The $493,671 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statement of shareholders’ deficit for the six months ended June 30, 2023. As of June 30, 2023, the fair value of the Convertible Promissory Notes was $312,282 (including $166,547 under the $1.5 Million Convertible Promissory Note and $145,735 under the Extension Note). For the three and six months ended June 30, 2023, the Company recognized $866 and $1,533 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, in the unaudited condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as noncash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue dates. The $1,059,720 excess of fair value of the Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the fair value of the Capital Contribution Note was $1,381,229. For the three and six months ended June 30, 2023, the Company recognized $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the unaudited condensed statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments and determining the fair value of complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s Annual Report. The risks described our Annual Report are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the Company’s Annual Report, below we have set forth an additional risk factor. Other than as provided below, there have been no material changes to our risk factors.

Were we to be considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

In addition, if our potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor is a Cayman Islands limited liability company, and a substantial portion of the capital contributions made to our Sponsor are from non-U.S. persons. In addition, Patrick Grove, our Chief Executive Officer and Chairman, and Luke Elliott, our President and a director, have joint voting and investment control over the shares held by our Sponsor and are both Australia citizens and residents of Malaysia. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination could be limited and we could be adversely affected in terms of competing with other special purchase acquisition companies that do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the redemption value per share (as described herein), and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: September 6, 2023		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2023		/s/ Luke Elliott
	Name:	Luke Elliott
	Title:	Director and President
(Principal Financial and Accounting Officer)