Form 10-Q
period 2023-09-30
Catcha Investment Corp
filed 2023-11-20
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-40061

CATCHA INVESTMENT CORP

(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1574476
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3 Raffles Place #06-01, Bharat Building, Singapore 048617L	048617
(Address of Principal Executive Offices)	(Zip Code)

+65-6325-2788

(Registrant Telephone Number, Including Area Code)

Level 42, Suntec Tower Three

8 Temasek Blvd Singapore

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

As of November 20, 2023, 2,214,859 shares of Class A ordinary shares, par value $0.0001, and 7,500,000 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$7,832	$20,706
Prepaid expenses	30,460	33,875
Total current assets	38,292	54,581

Cash and investments held in Trust Account	24,268,839	304,086,289
Total Assets	$24,307,131	$304,140,870

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$5,189,519	$599,443
Due to Related Party	211,366	125,625
Promissory Note - Related Party, at fair value	294,896	—
Working Capital Loan, at fair value	323,934	—
Capital Contribution Note, at fair value	1,786,273	—
Total current liabilities	7,805,988	725,068

Warrant liability	766,667	68,660
Deferred underwriting fees	—	10,500,000
Total liabilities	8,572,655	11,293,728

Commitments and Contingencies (see Note 8)

Class A ordinary shares subject to possible redemption, 2,214,859 and 30,000,000 shares at redemption value of $10.96 and $10.14 per share as of September 30, 2023 and December 31, 2022, respectively	24,268,839	304,086,289

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 2,214,859 and 30,000,000 shares subject to possible redemption, respectively) at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	750	750
Additional paid-in capital	—	—
Accumulated deficit	(8,535,113)	(11,239,897)
Total shareholders’ deficit	(8,534,363)	(11,239,147)
Total Liabilities and Shareholders’ Deficit	$24,307,131	$304,140,870

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$4,103,770	$172,904	$5,651,175	$712,110
Loss from operations	(4,103,770)	(172,904)	(5,651,175)	(712,110)

Other (expense) income:
Interest income from Trust Account	275,549	1,241,567	2,486,193	1,599,373
Excess of fair value of Capital Contribution Note over proceeds at issuance	—	—	(1,059,720)	—
Change in fair value of Convertible Promissory Notes	(84,126)	—	(86,515)	—
Change in fair value of Capital Contribution Note	(405,044)	—	(426,553)	—
Change in fair value of warrant liability	(750,293)	985,712	(698,007)	8,195,025
Other income attributable to derecognition of deferred underwriting fees allocated to offering costs	482,662	—	482,662	—
Total other (expense) income	(481,252)	2,227,279	698,060	9,794,398

Net (loss) income	$(4,585,022)	$2,054,375	$(4,953,115)	$9,082,288

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	2,214,859	30,000,000	6,998,381	30,000,000
Basic and diluted net (loss) income per share	(0.47)	$0.05	$(0.34)	$0.24

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net (loss) income per share	(0.47)	$0.05	$(0.34)	$0.24

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,500,000	$750	$—	$(11,239,897)	$(11,239,147)
Net loss	—	—	—	—	—	(188,331)	(188,331)
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(1,943,762)	(1,943,762)
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	—	—	—	—	—	263,626	263,626
Additional deposits to Trust Account for extension	—	—	—	—	—	(150,000)	(150,000)
Balance as of March 31, 2023	—	—	7,500,000	750	—	(13,258,364)	(13,257,614)
Net loss	—	—	—	—	—	(179,762)	(179,762)
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(266,882)	(266,882)
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	—	—	—	—	—	230,045	230,045
Additional deposits to Trust Account for extension	—	—	—	—	—	(225,000)	(225,000)
Balance as of June 30, 2023	—	—	7,500,000	750	—	(13,699,963)	(13,699,213)
Net loss	—	—	—	—	—	(4,585,022)	(4,585,022)
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(275,549)	(275,549)
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	—	—	—	—	—	233,083	233,083
Derecognition of deferred underwriting fee	—	—	—	—	—	10,017,338	10,017,338
Additional deposits to Trust Account for extension	—	—	—	—	—	(225,000)	(225,000)
Balance as of September 30, 2023	—	$—	7,500,000	$750	$—	$(8,535,113)	$(8,534,363)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Net income	—	—	—	—	—	4,715,750	4,715,750
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(37,518)	(37,518)
Balance as of March 31, 2022	—	—	7,500,000	750	—	(14,176,335)	(14,175,585)
Net income	—	—	—	—	—	2,312,163	2,312,163
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(320,288)	(320,288)
Balance as of June 30, 2022	—	—	7,500,000	750	—	(12,184,460)	(12,183,710)
Net income	—	—	—	—	—	2,054,375	2,054,375
Accretion of interest income to Class A ordinary shares subject to redemption	—	—	—	—	—	(1,241,567)	(1,241,567)
Balance as of September 30, 2022	—	$—	7,500,000	$750	$—	$(11,371,652)	$(11,370,902)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,953,115)	$9,082,288
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income from Trust Account	(2,486,193)	(1,599,373)
Excess of fair value of Capital Contribution Note over proceeds at issuance	1,059,720	—
Change in fair value of warrant liability	698,007	(8,195,025)
Change in fair value of Convertible Promissory Notes	86,515	—
Change in fair value of Capital Contribution Note	426,553	—
Other income attributable to derecognition of deferred underwriting fees allocated to offering costs	(482,662)	—
Changes in current assets and current liabilities:
Prepaid expenses	3,415	(75,636)
Accounts payable and accrued expenses	4,590,076	(220,939)
Due to related party	85,741	89,625
Net cash used in operating activities	(971,943)	(919,060)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(600,000)	—
Cash withdrawn from Trust Account in connection with redemption	282,903,643	—
Net cash provided by investing activities	282,303,643	—

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan	659,069	—
Proceeds from issuance of Promissory Note - Related Party	600,000	—
Proceeds from issuance of Capital Contribution Note	300,000	—
Redemption of Class A ordinary shares	(282,903,643)	—
Net cash used in financing activities	(281,344,574)	—

Net Change in Cash	(12,874)	(919,060)
Cash - Beginning of the period	20,706	995,064
Cash - End of the period	$7,832	$76,004

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of interest income to Class A ordinary shares subject to possible redemption	$2,486,193	$1,599,373
Accretion of extension deposits to Class A ordinary shares subject to possible redemption	$600,000	—
Excess of proceeds from Convertible Promissory Notes over fair value at issuance	$726,754	$—
Derecognition of deferred underwriting fees	$10,017,338	$—

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below), and after the Initial Public Offering, searching for a Business Combination target, the negotiation of the Business Combination Agreement described below and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form F-4 with respect to the Business Combination ( the “Form F-4”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the trust account established at the consummation of the Initial Public Offering (the “Trust Account”) from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes (which are described in Note 2 — Convertible Promissory Notes) and Capital Contribution Note (which are described in Note 2 — Capital Contribution Note) as other income (expense). The Company has selected December 31 as its fiscal year end.

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

On August 10, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter in the IPO, waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees in the accompanying financial statements.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

If the Company is unable to complete a Business Combination within the Combination Period, or during the Extension Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved (i) an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors and (ii) an amendment to the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, by extending on a monthly basis. Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023.

In connection with the votes taken at the extraordinary general meeting of shareholders, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The funds were redeemed from the Trust Account on February 23, 2023.

On February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023, August 21, 2023, September 21, 2023 and October 20, 2023, the Company deposited nine tranches of $75,000, for an aggregate of $675,000, into the Trust Account, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to November 17, 2023. The Company has 3 business days after November 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to December 17, 2023. The Company has deposited $50,000 into the Trust Account on November 15, 2023 and intends to deposit $25,000 into Trust Account shortly after the unaudited condensed financial statements are issued. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

The Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares (the “Founder Shares”) and public shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of its public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or during the Extension Period or (B) with respect to any other provision relating to the rights of holders of its Class A ordinary shares, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and public shares they hold if the Company fails to consummate the Business Combination within the Combination Period or during the Extension Period.

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

During the seven years following the consummation of the Business Combination (the “Closing”), the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange shall have the contingent right to receive in the aggregate a number of ordinary shares of PubCo equivalent to 10% of the issued and outstanding ordinary shares of PubCo as of the Closing (the “Earnout Shares”), which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement. On October 2, 2023, the Business Combination Agreement was amended to delete the provisions with regards to the Earnout Shares in their entirety.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries and (vii) by the Company, if Crown’s financials have not been delivered to the Company by September 15, 2023. The Company has received Crown’s financials prior to September 15, 2023, so clause (vii) is not applicable anymore.

Going Concern

As of September 30, 2023, the Company had $7,832 in cash outside of the Trust Account and working capital deficit of $7,767,696. On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 (the “$1.5 Million Convertible Promissory Note”) from the Sponsor. As of September 30, 2023, the Company had $659,069 principal outstanding under such note, with a fair value of $323,934. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $834,252 principal for working capital purposes under the $1,500,000 Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, until February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. As of September 30, 2023, the Company had $600,000 outstanding under the Extension Loan. Up to the date that the unaudited condensed financial statements were issued, the Company had received $725,000 under the Extension Loan. Using these loans received, the Company deposited nine tranches of $75,000 and one $50,000 into the Trust Account on February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023, August 21, 2023, September 21, 2023, October 20, 2023 and November 15, 2023. The Company intends to withdraw an additional $25,000 under the Extension Note and deposit it into Trust Account shortly after the unaudited condensed financial statements are issued, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to December 17, 2023. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to the Company (the “Capital Contribution Note”) as discussed in Note 6. As of September 30, 2023, the Company had received the entire $300,000 funding under such note (see Note 6).

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

On October 25, 2023, the Company entered into another subscription agreement (the “October Subscription Agreement”) with the Sponsor and Polar, pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to the Company to provide the Company with liquidity. See Note 10, “Subsequent Events.”

Risks and Uncertainties

Management is currently evaluating the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the current wars, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or the closing of the Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 24, 2023 (the “Annual Report”). The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,832 and $20,706 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were $24,268,839 and $304,086,289, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds from Initial Public Offering	30,000,000	$300,000,000
Less: Proceeds allocated to Public Warrants	—	(13,790,354)
Less: Class A ordinary shares issuance costs	—	(16,236,137)
Less: Initial fair value of over-allotment option	—	(325,679)
Add: Remeasurement of Class A ordinary shares to redemption value	—	30,352,170
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	4,086,289
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	304,086,289
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	1,943,762
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	—	150,000
Less: Class A ordinary shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of March 31, 2023	2,214,859	23,276,408
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	266,882
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	—	225,000
Class A ordinary shares subject to possible redemption as of June 30, 2023	2,214,859	23,768,290
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	275,549
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	—	225,000
Class A ordinary shares subject to possible redemption as of September 30, 2023	2,214,859	$24,268,839

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $532,315 as of the issue dates (including $277,507 under the $1.5 Million Convertible Promissory Note and $254,808 under the Extension Note). For the three and nine months ended September 30, 2023, $233,083 and $726,754 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ deficit. As of September 30, 2023, the fair value of the Convertible Promissory Notes was $618,830 (including $323,934 under the $1.5 Million Convertible Promissory Note and $294,896 under the Extension Note). For the three and nine months ended September 30, 2023, the Company recognized $84,126 and $86,515 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, in the unaudited condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date. The $1,059,720 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2023. As of September 30, 2023, the fair value of the Capital Contribution Note was $1,786,273. For the three and nine months ended September 30, 2023, the Company recognized $405,044 and $426,553 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the unaudited condensed statements of operations.

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

The Company accounts for the warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of September 30, 2023 and December 31, 2022, there were 15,333,333 public and private warrants outstanding (not including the 839,379 and 0 warrants as of September 30, 2023 and December 31, 2022, respectively, that could be issued upon conversion of the Convertible Promissory Notes).

Net (Loss) Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, the 839,379 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, and the 330,000 potential ordinary shares (including 30,000 shares in consideration of the $300,000 principal amount outstanding under the Capital Contribution Note, if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00, and 300,000 shares in consideration of the Capital Calls as described in Note 6) that will be issued to Polar at the Closing were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods. In addition, any shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,045,324)	$(3,539,698)	$1,643,500	$410,875
Denominator:
Weighted-average shares outstanding	2,214,859	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per share	$(0.47)	$(0.47)	$0.05	$0.05

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(2,390,873)	$(2,562,242)	$7,265,830	$1,816,458
Denominator:
Weighted-average shares outstanding	6,998,381	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per share	$(0.34)	$(0.34)	$0.24	$0.24

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

Warrants

As of September 30, 2023, there were 10,000,000 public warrants and 5,333,333 Private Placement Warrants outstanding (not including the 839,379 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The fair value of the warrants as of the IPO was $1.38 per warrant, for a total initial fair value of $7,375,280. The excess of cash received over the fair value of the Private Placement Warrants was $624,720 and was reflected in additional paid-in capital on the statements of changes in shareholders’ deficit for the three months ended March 31, 2021. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the Sponsor holding an additional 718,750 Class B ordinary shares for an aggregate of 7,906,250 Class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On February 17, 2021, J.P. Morgan partially exercised its over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of September 30, 2023 and December 31, 2022, there were 7,500,000 Founder Shares issued and outstanding.

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

Due to related party

As of September 30, 2023 and December 31, 2022, the amount due to related party was $211,366 and $125,625, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below.

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

The Extension Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in the unaudited condensed statement of operations. As of September 30, 2023, $600,000 was drawn under the Extension Loan, with an initial fair value of $254,808 at the issuance dates. The difference of $345,192, between the withdrawals of $600,000 and the fair value at the issuance dates of $254,808, was recorded in additional paid-in capital in the accompanying condensed statement of shareholders’ deficit for the nine months ended September 30, 2023. As of September 30, 2023, the Extension Note was presented at its fair value of $294,896 on the accompanying condensed balance sheet (see Note 7). Up to the date that the unaudited condensed financial statements were issued, the Company had received $725,000 for the extension deposits under the Extension Note.

For the three and nine months ended September 30, 2023, the Company recorded $39,232 and $40,088 unrealized loss on fair value changes of the Extension Note, respectively, in the accompanying unaudited condensed statement of operations.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of September 30, 2023 and December 31, 2022, $659,069 and $0 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $834,252 for working capital purposes under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of September 30, 2023, $659,069 was drawn down under such loan, with an initial fair value of $277,507 at the issuance dates. The difference of $381,562, between the draw of $659,069 and the fair value at the issuance dates of $277,507, was recorded in additional paid-in capital in the accompanying unaudited condensed statement of shareholders’ deficit. As of September 30, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $323,934 on the accompanying condensed balance sheets. As of December 31, 2022, the Company had no borrowings under the $1.5 Million Convertible Promissory Note (see Note 7).

For the three and nine months ended September 30, 2023, the Company recorded $44,894 and $46,427 unrealized loss on fair value changes of the $1.5 Million Convertible Promissory Note, respectively, in the accompanying unaudited condensed statement of operations.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company were first listed on the NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For both the three months ended September 30, 2023 and 2022, the Company incurred $30,000 in expenses in connection with such services. For both the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 in expenses in connection with such services. All such expenses were recorded in the accompanying unaudited condensed statements of operations. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. CAPITAL CONTRIBUTION NOTE

On March 9, 2023, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described in Note 5 above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay Polar an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to Polar within five (5) days of the liquidation.

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of September 30, 2023, the entire $300,000 funding was received under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $1,359,720. The difference of $1,059,720, between the $300,000 principal and the initial fair value of $1,359,720, was recorded as expenses in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2023. As of September 30, 2023, the Capital Contribution Note was presented at its fair value of $1,786,273 on the accompanying condensed balance sheets (see Note 7).

For the nine months ended September 30, 2023, the Company recorded $1,059,720 unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance in the accompanying unaudited condensed statement of operations.

For the three and nine months ended September 30, 2023, the Company recorded $ 405,044 and $426,553 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the accompanying unaudited condensed statement of operations.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant Liability - Public Warrants	$500,000	$—	$500,000	$—
Warrant Liability - Private Placement Warrants	266,667	—	266,667	—
Working Capital Loans	323,934	—	—	323,934
Promissory Note- Related Party	294,896	—	—	294,896
Capital Contribution Note	1,786,273	—	—	1,786,273
Total	$3,171,770	$—	$766,667	$2,405,103

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in Trust Account - Trading Securities	$304,086,289	$304,086,289	$—	$—
	$304,086,289	$304,086,289	$—	$—
Liabilities
Warrant Liability - Public Warrants	$42,000	$42,000	$—	$—
Warrant Liability – Private Placement Warrants	26,660	—	26,660	—
	$68,660	$42,000	$26,660	$—

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

The Company’s public warrants began trading under the ticker CHAAWS, on April 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability was classified as Level 1 as of April 5, 2021 and December 31, 2022. As of September 30, 2023, the fair value of the public warrant liability was re-classified as Level 2 due to the insufficient trading volume.

As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private Placement Warrants, these inputs were classified as Level 2 as of December 31, 2022 and September 30, 2023.

The key inputs used in the Monte Carlo simulation for the Private Placement Warrants as of September 30, 2023 and December 31, 2022 were as follows:

Input	September 30, 2023	December 31, 2022
Public Warrant Price	0.050	0.004
Risk-free interest rate	5.47%	4.74%
Expected term (years)	0.96	0.76
Expected volatility	de minimis	5.4%
Stock price	$11.00	$10.09
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	50%	50%

Convertible Promissory Notes

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs for discounted cash flow analysis at initial draw dates and September 30, 2023 were as follows:

Input	September 30, 2023	Initial Draw Dates (February 22, 2023 - September 30, 2023)
Risk-free interest rate for warrant	4.60%	3.54-4.62%
Risk-free interest rate for debt	5.54%	4.82-5.58%
Term of Debt Conversion	0.32	0.32-0.80
Term of Warrant Conversion	5.32	5.32-5.80
Expected volatility	0.1%	0.1-4.1%
Iterated/Market Stock price	$11.00	$10.20-11.00
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.5	$1.5
Likelihood of Completing a Business Combination	50%	40-50%

Activity for the three and nine months ended September 30, 2023 for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) was as follows:

	Extension Note	Working Capital Loan
Proceeds from Convertible Promissory Notes	$150,000	$278,564
Excess of proceeds over fair value at issuance	(92,190)	(171,436)
Change in fair value through March 31, 2023	234	667
Fair value as of March 31, 2023	58,044	107,795
Additional proceeds from Convertible Promissory Notes	225,000	150,000
Excess of proceeds over fair value at issuance	(137,931)	(92,114)
Change in fair value through June 30, 2023	622	866
Fair value as of June 30, 2023	145,735	166,547
Additional proceeds from Convertible Promissory Notes	225,000	230,505
Excess of proceeds over fair value at issuance	(115,071)	(118,012)
Change in fair value through September 30, 2023	39,232	44,894
Fair value as of September 30, 2023	$294,896	$323,934

Capital Contribution Note

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs for PWERM at the initial withdraw dates and September 30, 2023 were as follows:

Input	September 30, 2023	Initial Draws
Risk-free interest	5.50%	4.6-4.84%
Estimated Term	0.32	0.72-1.34
Expected volatility	0.1%	2.6-3.4%
Iterated/Market Stock price	$11.00	$10.23-10.33
Likelihood of Completing a Business Combination	50%	40%
Consideration for the Capital Call(s)- in shares	300,000	300,000

Activity for the three and nine months ended September 30, 2023 for the Capital Contribution Note was as follows:

Polar
Proceeds from Capital Contribution Note	$200,000
Excess of fair value over proceeds at issuance	1,104,618
Change in fair value through March 31, 2023	4,130
Fair value of the Capital Contribution Note as of March 31, 2023	1,308,748
Additional proceeds from Capital Contribution Note	100,000
Excess of fair value over proceeds at issuance	(44,898)
Change in fair value through June 30, 2023	17,379
Fair value of the Capital Contribution Note as of June 30, 2023	1,381,229
Change in fair value through September 30, 2023	405,044
Fair value of the Capital Contribution Note as of September 30, 2023	$1,786,273

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

Underwriting Agreement

The underwriter of the IPO is entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee is included as a liability on the condensed balance sheets as of September 30, 2023 and December 31, 2022.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination. As a result, the Company recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees in the accompanying financial statements.

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the three and nine months ended September 30, 2023, the Company recorded $625,000 and $0 of such advisory service fee in the accompanying unaudited condensed statement of operations. As of September 30, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 2,214,859 and 30,000,000 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at the Closing, including 300,000 shares in consideration of Capital Calls as described in Note 6 and 30,000 shares (if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00 at the Closing) in consideration of the $300,000 withdrawal of the Capital Contribution Note as of September 30, 2023, were not shown as outstanding.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

Debt Financing for Extension Funds and Working Capital

Subsequent to the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued, the Company received $175,183 under the Working Capital Loan and $125,000 under the Extension Note.

On October 20, 2023, the Company deposited an additional $75,000 into the Trust Account, to extend the date the Company has to consummate a business combination to November 17, 2023. The Company has 3 business days after November 17, 2023 to deposit another $75,000 to the Trust Account, to extend the date that the Company has to consummate a business combination to December 17, 2023. The Company has deposited $50,000 into the Trust Account on November 15, 2023 and intends to deposit $25,000 into Trust Account shortly after the unaudited condensed financial statements are issued.

On October 25, 2023, the Company, the Sponsor and Polar entered into the October Subscription Agreement, pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 shares of Class A common stock to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. On October 26, 2023, the Company received $750,000 in full from Polar.

On October 27, 2023, the Company and Crown entered into a promissory note (“Promissory Note”) whereby the Company agreed to provide a loan in the principal amount of $750,000 to Crown to fund working capital until the Closing. Crown has agreed to repay the $750,000 to the Company within ten (10) business days of the Company providing Crown with written notice of demand after the Closing. In the event the Business Combination Agreement is terminated or the Business Combination does not close by February 17, 2024 (or such other date as the parties to the Business Combination Agreement shall agree), Crown has agreed to transfer, or cause to be transferred to the Company within ten (10) business days of the termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of the Company, $1,000,000 in cash and a number of shares of Crown’s common equity equal to 1.5% of the outstanding common equity (on a fully diluted basis) as of the date of the termination. The Company filed a current report on Form 8-K with the SEC on October 30, 2023, to disclose the October Subscription Agreement and the Promissory Note. On October 30, 2023, the Company paid $750,000 to Crown.

Amendment of Business Combination Agreement

On October 2, 2023, the Business Combination Agreement was amended as discussed in Note 1 — Business Combination Agreement.

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

Overview

We are a blank check company incorporated on December 17, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds (net of any redemptions as discussed under the “Liquidity, Capital Resources and Going Concern” section below) of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

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

During the seven years following the Closing of the Business Combination, the persons who are Crown shareholders immediately prior to the Exchange Effective Time and who have participated in the Exchange shall have the contingent right to receive in the aggregate a number of ordinary shares of PubCo equivalent to 10% of the issued and outstanding ordinary shares of PubCo as of the Closing (the “Earnout Shares”), which will vest upon achievement of certain share prices and milestones as provided under the Business Combination Agreement. On October 2, 2023, the Business Combination Agreement was amended to delete the provisions with regards to the Earnout Shares in their entirety.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing has not been satisfied or waived by February 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries and (vii) by the Company, if Crown’s financials have not been delivered to the Company by September 15, 2023. The Company has received Crown’s financials prior to September 15, 2023, so clause (vii) is not applicable anymore.

On October 2, 2023, the Company and Crown issued a joint press release announcing the filing of a registration statement on Form F-4 in connection with the proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for a business combination, the negotiation of the Business Combination Agreement as described above and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the SEC of a registration statement on Form F-4 with respect to the Business Combination (the “Form F-4”). We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and investments held in the Trust Account and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes and Capital Contribution Note as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2023, we had a net loss of $4,585,022, which consisted of operating expenses of $4,103,770, unrealized loss on change in fair value of the Convertible Promissory Notes of $84,126, unrealized loss on change in fair value of the Capital Contribution Note of $405,044 and unrealized loss on change in fair value of the warrant liability of $750,293, partially offset by interest income on cash and investments held in the Trust Account of $ 275,549 and other income attributable to derecognition of deferred underwriting fees allocated to offering costs of $482,662.

For the three months ended September 30, 2022, we had a net income of $2,054,375, which consisted of an unrealized gain on change in fair value of the warrant liability of $985,712 and interest income on investments held in the Trust Account of $1,241,567, offset partially by operating expenses of $172,904.

For the nine months ended September 30, 2023, we had a net loss of $4,953,115, which consisted of operating expenses of $5,651,175, unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Convertible Promissory Notes of $86,515, unrealized loss on change in fair value of the Capital Contribution Note of $426,553 and unrealized loss on change in fair value of the warrant liability of $698,007 partially offset by interest income on cash and investments held in the Trust Account of $2,486,193 and other income attributable to derecognition of deferred underwriting fees allocated to offering costs of $482,662.

For the nine months ended September 30, 2022, we had a net income of $9,082,288, which consisted of an unrealized gain on change in fair value of the warrant liability of $8,195,025 and interest income on investments held in the Trust Account of $1,599,373, offset partially by operating expenses of $712,110.

Liquidity, Capital Resources and Going Concern

On February 17, 2021, we consummated the IPO of 30,000,000 Units, which included the partial exercise by the underwriter of its over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 5,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $8,000,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $300,000,000 was placed in the Trust Account. We incurred $17,031,183 in transaction costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $531,183 of other offering costs in connection with the IPO and the sale of the Private Placement Warrants.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination transaction.

For the nine months ended September 30, 2023, net cash used in operating activities was $971,943. The net loss of $4,953,115 was impacted by unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Capital Contribution Note of $426,553, unrealized loss on change in fair value of the Convertible Promissory Notes of $86,515, unrealized gain on change in fair value of the warrant liability of $698,007, interest income on cash and investments held in the Trust Account of $2,486,193, other income attributable to derecognition of deferred underwriting fees allocated to offering costs of $482,662 and changes in operating assets and liabilities, which provided $4,679,232 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

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

For the nine months ended September 30, 2023, net cash provided by investing activities was $282,303,643, consisting of disposal of cash and investments held in Trust Account of $282,903,643, partially offset by cash deposited in Trust Account of $600,000.

For the nine months ended September 30 2022, net cash provided by/used in investing activities was $0.

For the nine months ended September 30, 2023, net cash used in financing activities was $281,344,574, consisting of redemption of Class A ordinary shares of $282,903,643, partially offset by proceeds from the issuance of a Working Capital Loan of $659,069, proceeds from the issuance of a promissory note to a related party of $600,000 and proceeds from issuance of the Capital Contribution Note of $300,000.

For the nine months ended September 30, 2022, net cash provided by/used in financing activities was $0.

At September 30, 2023, we had cash in the Trust Account of $24,268,839. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies. On February 14, 2023, we held an extraordinary general meeting of shareholders, where the shareholders approved (i) an amendment to our amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors and (ii) an amendment to our investment management trust agreement, dated as of February 11, 2021, by and between us and CST, to extend the date by which the we have to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors. In connection with the vote, the holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

As of September 30, 2023, we had $7,832 in cash outside of the Trust Account and working capital deficit of $7,767,696. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. On December 13, 2022, we issued the $1.5 Million Convertible Promissory Note (see Note 5) to the Sponsor, pursuant to which we may borrow up to $1,500,000 from the Sponsor. As of September 30, 2023, we had borrowed $659,069 principal under such note, with a fair value of $323,934. Up to the date that the unaudited condensed financial statements were issued, the Company received a total of $834,252 principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account established in connection with its IPO the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial Business Combination, and (ii) the date that $900,000 has been loaned. As of September 30, 2023, we had borrowed $600,000 under the Extension Note. Up to the date that the unaudited condensed financial statements were issued, the Company had received $725,000 under the Extension Loan. Using these loans received, the Company had deposited nine tranches of $75,000 and one $50,000 into Trust Account on February 22, 2023, March 21, 2023, April 19, 2023, May 19, 2023, June 20, 2023, July 20, 2023, August 21, 2023, September 21, 2023, October 20, 2023 and November 15, 2023. The Company intends to withdraw an additional $25,000 under the Extension Note and deposit it into Trust Account shortly after the unaudited condensed financial statements are issued, to extend the date that the Company has to consummate a business combination from February 17, 2023 to December 17, 2023. The Company plans to make further monthly deposits of $75,000 to extend this date for each month up through February 17, 2024. The Company is under no further obligation to make any additional deposits.

On March 9, 2023 the Company entered into the March Subscription Agreement with the Sponsor and Polar, pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay to Polar an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to Polar within five (5) days of the liquidation. As of September 30, 2023, we received the entire $300,000 funding under the March Subscription Agreement.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by February 17, 2024 (subject to we making the required monthly deposits of $75,000 to extend the date by which to consummate the Business Combination each month up through February 17, 2024), then we will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and liquidity issues raise substantial doubt about our ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 (subject to we making the required monthly deposits of $75,000 to extend the date by which to consummate the Business Combination each month up through February 17, 2024) or such earlier date as is determined by the Company’s board of directors.

On October 25, 2023, the Company entered into another subscription agreement (the “October Subscription Agreement”) with the Sponsor and Polar, pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to the Company to provide the Company with liquidity. On October 26, 2023, the Company received $750,000 in full from Polar. See Note 10, “Subsequent Events.”

On October 27, 2023, the Company and Crown entered into a promissory note (“Promissory Note”) whereby the Company agreed to provide a loan in the principal amount of $750,000 to Crown to fund working capital until the Closing. The Company filed a current report on Form 8-K with the SEC on October 30, 2023, to disclose the October Subscription Agreement and the Promissory Note. On October 30, 2023, the Company paid $750,000 to Crown. See Note 10, “Subsequent Events.”

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. We incurred $30,000 in expenses in connection with such services for both the three months ended September 30, 2023 and 2022, as reflected in the accompanying unaudited condensed statements of operations. We incurred $90,000 in expenses in connection with such services for both the nine months ended September 30, 2023 and 2022, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2023 and December 31, 2022, the amount due to related party in connection with such expenses was $211,366 and $125,625 respectively.

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

On March 14, 2023, the Company entered into an agreement with Chardan for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the three and nine months ended September 30, 2023, the Company recorded $625,000 and $0 of such advisory service fee in the accompanying unaudited condensed statement of operations. As of September 30, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000.

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

On October 25, 2023, the Company, the Sponsor and Polar entered into the October Subscription Agreement, pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 shares of Class A common stock to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing.

On October 27, 2023, the Company and Crown entered into the Promissory Note whereby the Company agreed to provide a loan in the principal amount of $750,000 to Crown to fund working capital until the Closing. Crown has agreed to repay the $750,000 to the Company within ten (10) business days of the Company providing Crown with written notice of demand after the Closing. In the event the Business Combination Agreement is terminated or the Business Combination does not close by February 17, 2024 (or such other date as the parties to the Business Combination Agreement shall agree), Crown has agreed to transfer, or cause to be transferred to the Company within ten (10) business days of the termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of the Company, $1,000,000 in cash and a number of shares of Crown’s common equity equal to 1.5% of the outstanding common equity (on a fully diluted basis) as of the date of the termination. The Company filed a current report on Form 8-K with the SEC on October 30, 2023, to disclose the October Subscription Agreement and the Promissory Note.

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

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $532,315 as of the issue date (including $277,507 under the $1.5 Million Convertible Promissory Note and $254,808 under the Extension Note). The $726,754 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statement of shareholders’ deficit for the nine months ended September 30, 2023. As of September 30, 2023, the fair value of the Convertible Promissory Notes was $618,830 (including $323,934 under the $1.5 Million Convertible Promissory Note and $294,896 under the Extension Note). For the three and nine months ended September 30, 2023, the Company recognized $84,126 and $86,515 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, in the unaudited condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as noncash gains or losses in the condensed statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue dates. The $1,059,720 excess of fair value of the Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2023. As of September 30, 2023, the fair value of the Capital Contribution Note was $1,786,273. For the three and nine months ended September 30, 2023, the Company recognized $405,044 and $426,553 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the unaudited condensed statements of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments, determining the fair value of complex financial instruments and lack of controls needed to evaluate contractual agreements for contingent fee arrangements and unrecorded liabilities to ensure it is accurate and complete. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s Annual Report. The risks described in our Annual Report are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the Company’s Annual Report, below we have set forth additional risk factors. Other than as provided below, there have been no material changes to our risk factors.

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

The high level of redemptions that occurred in connection with the extraordinary general meeting of shareholders held on February 14, 2023 and the ability of shareholders to exercise redemption rights with respect to a large number of outstanding shares of Class A ordinary shares in connection with the Business Combination could increase the probability that the Business Combination will be unsuccessful and that shareholders would have to wait for liquidation to redeem their public shares.

The net proceeds from our IPO and the sale of the private placement warrants provided us $300,000,000 to use to complete the Business Combination. In connection with the extraordinary general meeting of shareholders held on February 14, 2023 (the “Extension Meeting”), the holders of 27,785,141 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31. As a result of redemptions in connection with the Extension Meeting, a majority of the funds in the Trust Account were used to pay the redeeming shareholders. As of September 30, 2023, there was approximately $24.3 million of cash held in the Trust Account, which was approximately $10.96 per share.

At the time we entered into the Business Combination Agreement, we did not know how many shareholders would exercise their redemption rights in connection with the Business Combination, and therefore, we structured the Business Combination based on our expectations as to the number of public shares that will be submitted for redemption. If a larger number of public shares are submitted for redemption than it initially expected, the funding of such redemptions of shares may deplete the Trust Account prior to the Closing. This could lead to a failure to consummate the Business Combination, a failure to maintain the listing of its securities on the NYSE American or another national securities exchange or a lack of liquidity, which could impair PubCo’s ability to fund its operations and adversely affect its business, financial condition and results of operations.

The Sponsor, as well as Crown, and their respective directors, officers, advisors or affiliates may elect to purchase Class A ordinary shares or public warrants, which may influence a vote on the Business Combination and reduce the public “float” of our Class A ordinary shares.

At any time at or prior to the Business Combination, during a period when they are not then aware of any material nonpublic information regarding us or our securities and subject to customary interim operating covenants set forth in the Business Combination Agreement and compliance with the tender offer rules and other Exchange Act requirements, including Rule 14e-5 thereunder, the Sponsor, as well as Crown, and their respective directors, executive officers, advisors or their affiliates may purchase Class A ordinary shares or public warrants in privately negotiated transactions or in the open market. Any such purchases may be effected at purchase prices that are no greater than the per share pro rata portion of the Trust Account. There is no limit on the number of securities the Sponsor, as well as Crown and their respective directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law, NYSE rules and their own governance, contractual and legal restrictions. Additionally, at any time at or prior to our initial business combination, subject to applicable securities law (including with respect to material nonpublic information), the Sponsor, as well as Crown, and their directors, officers, advisors or affiliates may enter into transactions with investors and others to provide them with incentives to acquire Class A ordinary shares or not redeem their Class A ordinary shares. The purpose of any such purchases of shares and other transactions could be to (i) limit the number of Class A ordinary shares electing to redeem their shares and (ii) increase the likelihood of satisfaction of the requirement that the Company’s net tangible assets are at least $5,000,001 after giving effect to the transactions contemplated by the Business Combination Agreement. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Class A ordinary shares or our public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption right.

In accordance with the SEC’s Compliance and Disclosure Interpretation 166.01, any public shares purchased by the Sponsor, Crown and/or their directors, officers, advisors or respective affiliates would not be voted in favor of approving the Business Combination.

In the event that the Sponsor, as well as Crown, and their respective directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from our public shareholders who have already elected to exercise their redemption right, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares or any purchases of our public warrants could be to (i) reduce the number of our public warrants outstanding. Any such purchases of our securities may result in the completion of the Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of the Class A ordinary shares or our public warrants and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify its directors and officers to the fullest extent permitted by law. However, our directors and officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (1) we have sufficient funds outside of the Trust Account or (2) we consummate the Business Combination. Our obligation to indemnify our directors and officers may discourage shareholders from bringing a lawsuit against our directors or officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against its directors and officers pursuant to these indemnification provisions.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated the Business Combination by February 17, 2024 (or such earlier date as determined by the Company’s board of directors), or upon the exercise of a redemption right in connection with the Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked the Sponsor to reserve for such indemnification obligations nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of Catcha. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors, service providers and prospective target businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of August 3, 2023, by and among Catcha, the Company, PubCo and Merger Sub (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

2.2	Amendment No. 1, dated October 2, 2023, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement, dated as of August 3, 2023 (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 2, 2023)

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023)

10.1	Exchange and Support Agreement, dated as of August 3, 2023, by and among Catcha, the Company, PubCo and certain Company Shareholders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

10.2	Form of Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

10.3	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: November 20, 2023		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023		/s/ Luke Elliott
	Name:	Luke Elliott
	Title:	Director and President
(Principal Financial and Accounting Officer)