Form 10-K
period 2023-12-31
Catcha Investment Corp
filed 2024-06-17
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CATCHA INVESTMENT CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574476
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3 Raffles Place #06-01, Bharat Building, Singapore	048617
(Address of Principal Executive Offices)	(Zip Code)

+65-6325-2788

(Registrant Telephone Number, Including Area Code)

Level 42, Suntec Tower Three

8 Temasek Blvd Singapore

(Former name or former address, if changed since last report)

001-40061
(Commission File Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Class A ordinary shares as of the last business day of the Registrant’s most recently completed second fiscal quarter ($10.48 as of June 30, 2023), as reported on the New York Stock Exchange, was $23,211,722.

As of June 17, 2024, 8,715,232 shares of Class A ordinary shares (including 7,350,350 shares that were converted from Class B ordinary shares), par value $0.0001, and 149,650 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the third amended and restated memorandum and articles of association, adopted by special resolution on February 5, 2021, effective as of February 11, 2021, as amended by special resolutions on February 14, 2023, February 16, 2024 and May 15, 2024;

●	“Catcha,” “we,” “us,” “our,” “company,” or “our company” are to Catcha Investment Corp, a Cayman Islands exempted company.

●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

●	“founder shares” are to our Class B ordinary shares issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement, dated February 11, 2021, by and among the company, Catcha Holdings LLC, and each director and executive officer of the Company;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any; “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“sponsor” are to Catcha Holdings LLC, a Cayman Islands limited liability company; and

●	“warrants” or “public warrants” are to warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to complete our initial business combination with Crown (defined below);

●	our expectations around the performance of Crown or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our public securities’ potential liquidity and trading;

●	our ability to maintain the listing of our Class A ordinary shares on the NYSE American;

●	the amount of redemptions made by public shareholders;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

●	Past performance of our management team, Catcha Group (“Catcha Group”), or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination within 42 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to consummate an initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If the net proceeds of our initial offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

While we may pursue an acquisition or a business combination target in any business, industry, or geography, we focus our search on a target with operations or prospective operations in the technology, digital media, financial technology, or digital services sectors, which we refer to as the “new economy sectors”, across Asia Pacific.

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

Business Combination Agreement

Proposed Business Combination

On August 3, 2023, we entered into a Business Combination Agreement (as amended on October 2, 2023, January 31, 2024, February 16, 2024 May 21, 2024 and June 11, 2024, the “Business Combination Agreement” and the transactions contemplated therein, collectively, the “Business Combination”) with Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“PubCo”), and CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Catcha (the “Merger”), with Catcha surviving as the surviving company and becoming a wholly owned subsidiary of PubCo.

In connection with the Merger, each (a) of our issued and outstanding Class A ordinary share will be converted into the right to receive one newly issued ordinary share, no par value, of PubCo (together, the “PubCo ordinary shares” and each individually, a “PubCo ordinary share”), (b) of our issued and outstanding Class B ordinary share will be converted into the right to receive one newly issued PubCo ordinary share, and (c) of our outstanding and unexercised public and private placement warrant shall be converted into a warrant to purchase a PubCo ordinary share (together, the “PubCo warrants” and each individually, a “PubCo warrant”).

Following the Merger, subject to the terms and procedures set forth under the Business Combination Agreement, the Crown shareholders will transfer to PubCo, and PubCo will acquire from the Crown shareholders, all of the ordinary shares of Crown held by the shareholders in exchange for the issuance of PubCo ordinary shares (the “Exchange”). In consideration for such transfer, PubCo shall issue to each of the Crown shareholders its pro rata share of the exchange consideration, which is a number of newly issued PubCo ordinary shares equal to (a) a transaction value of $600 million divided by (b) a per share price of $10.00.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type, which will not survive the closing. No party will have any liabilities to such other parties, other than claims for fraud, with respect to the making of its applicable representations and warranties. In addition, the parties agreed to be bound by certain covenants generally customary for transactions of this type, including, among others, covenants with respect to the conduct of business of Crown (including its subsidiaries) and Catcha during the period between execution of the Business Combination Agreement and the closing and a covenant by Crown to deliver to Catcha the draft financial statements no later than 15 days after the date of the Business Combination Agreement. Each of the parties has agreed to use its commercially reasonable efforts to cause the Business Combination to be consummated after the date of the execution of the Business Combination Agreement in the most expeditious manner practicable.

Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain regulatory or other customary closing conditions of the respective parties, including, without limitation: (i) the completion of the KGLNG Transaction and the GBTron Transaction (each as described in the Business Combination Agreement); (ii) the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby and certain other matters by the requisite vote of Catcha’s shareholders; (iii) the execution of the Registration Rights Agreement and the Lock-Up Agreement (each as described below); (iv) the effectiveness of the proxy statement / registration statement; (v) the approval of the listing of the shares of PubCo ordinary shares on the New York Stock Exchange (the “NYSE”) or Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange acceptable to Crown; and (vi) Catcha having net tangible assets of at least $5,000,001.

Termination

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the closing, including, without limitation, (i) upon the mutual written consent of Catcha and Crown, (ii) by either Catcha or Crown, if any of the conditions to the closing has not been satisfied or waived by June 28, 2024, (iii) by Catcha, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either Catcha or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by Catcha, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, (vi) by Catcha, if there has been a material adverse effect on Crown and its subsidiaries taken as a whole, and (vii) by Crown in the event that prior to June 28, 2024, the parties do not receive notice from NASDAQ, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination.

In addition, the non-solicitation provisions of the Business Combination Agreement were amended to expire on May 31, 2024, unless Crown has received notice that the post-business combination public company ordinary shares shall be approved for listing upon the closing of the Business Combination on Nasdaq, NYSE American or another national securities exchange acceptable to Crown.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, as follows:

Registration Rights Agreement

The Business Combination Agreement contemplates that, as a condition to the closing, Catcha, Crown, PubCo, certain Crown shareholders, Catcha’s directors and officers and our sponsor will enter into the Registration Rights Agreement pursuant to which, among other things, PubCo will provide certain registration rights for the PubCo ordinary shares and PubCo warrants held by the applicable parties to the Registration Rights Agreement. In particular, PubCo shall file, in no event later than sixty (60) days after the closing, a registration statement for a shelf registration covering the resale of all registrable securities of the applicable holders. The holders are entitled to make up to three demands for shelf takedowns within any 12-month period, after the shelf has been declared effective. In addition, the holders have certain piggyback registration rights with respect to registration statements filed in connection with any PubCo’s registered offering of equity securities after the Business Combination, subject to certain exceptions.

Lock-Up Agreement

The Business Combination Agreement contemplates that, as a condition to the closing, Catcha, Crown, PubCo, certain Crown shareholders, our sponsor, and Crown’s and Catcha’s directors and officers will enter into the Lock-Up Agreement pursuant to which, among other things, the applicable parties will agree not to transfer, sell, assign or otherwise dispose of any PubCo’s equity securities held by such persons for 12 months following the closing, in each case subject to certain exceptions.

Exchange and Support Agreement

Concurrently with the execution of the Business Combination Agreement, Catcha, PubCo, Crown and certain Crown shareholders entered into the Exchange and Support Agreement, pursuant to which, such Crown shareholders agreed to (i) exchange all of their Crown shares for PubCo ordinary shares as part of the Exchange, (ii) to vote their Crown shares in favor of the transactions contemplated by the Business Combination Agreement and (iii) to provide a power of attorney to Crown to take certain actions in connection with the transactions contemplated by the Business Combination Agreement on behalf of such Crown shareholders. The Crown Shareholders that are party to the Exchange and Support Agreement are expected to represent approximately 90% of issued and outstanding Crown shares immediately before the closing.

Shareholder Approval

On June 12, 2024, Catcha held an extraordinary general meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown.

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

Our Business Strategy

While we may pursue an acquisition or a business combination target in any business, industry, or geography, we have focused our search on a target with operations or prospective operations in the technology, digital media sectors, financial technology, or digital services, which we refer to as the “new economy sectors,” across Asia Pacific. We believe that Asia Pacific will continue to enjoy an outsized growth trajectory, particularly in the new economy sectors, and that this will result in opportunities for attractive risk-adjusted returns from our initial business combination. We’ve focused on companies that complement the experience of our management team and that can benefit from the management team’s operational expertise. Our selection process has leveraged our management team’s and our sponsor’s broad and deep network of relationships, industry expertise, and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

●	investing and building businesses in the new economy sectors;

●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;

●	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;

●	executing merger and acquisition strategies to accelerate growth and create integrated value chains;

●	sourcing, structuring, acquiring and selling businesses in various markets;

●	partnering with other industry-leading companies to increase sales and improve the competitive position of companies;

●	fostering relationships with users, sellers, capital providers and target management teams; and

●	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our business strategy, we have focused on businesses with:

●	Operations or prospects in new economy sectors in Southeast Asia and Australia. Based upon our management team’s experience, we have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in Southeast Asia and Australia’s new economy sectors. Our management team’s extensive experience and network of contacts provides them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help grow the target’s business.

●	Strong management team and culture. We intend to acquire one or more businesses that have strong management teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions, as well as operating with a transparent corporate culture anchored in strong values.

●	Large addressable markets. We intend to invest in one or more businesses that address a large market that creates the opportunity for attractive long-term growth prospects.

●	Scalability. We seek to invest in one or more businesses that will be able to significantly scale their operations to take advantage of their opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

●	Sound fundamentals with the potential to further improve their performance under our ownership. We believe our management team’s experience in our target sectors as well as their network of industry contacts will create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.

●	Market leadership. We intend to seek one or more targets that have a leading presence across an industry or segment or have leading technology or product capabilities.

●	Appropriate valuations. We are a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables and intrinsic value that provide significant upside potential.

●	Opportunities for inorganic growth. We seek companies that can serve as a platform for future synergistic acquisitions, and can benefit from the public currency afforded by access to equity capital markets.

We used these criteria and guidelines in evaluating acquisition opportunities, though we may decide to consummate our initial business combination with a target business that does not meet these criteria and guidelines.

Our Business Combination Process

In evaluating Crown and other prospective target businesses, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that were made available to us. We also utilized our operational and capital allocation experience.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of Crown or any other prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our third amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under NYSE listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	any of our officers, directors or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise, and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, officers, directors, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, officers, directors, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There were no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our third amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes, or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our third amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our third amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon the completion of our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, as of June 10, 2024, in addition to the founder shares, we would need none (assuming only the minimum number of shares representing a quorum are voted), of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. On June 12, 2024, such shareholder approval was obtained at an extraordinary general meeting of shareholders to approve our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our third amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Shareholder Approval

On June 12, 2024, Catcha held an extraordinary general meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown..

Limitation on Redemption upon the Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our third amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our third amended and restated memorandum and articles of association provides that we have until 42 months after the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 42 months from our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 42 month from the closing of our initial public offering. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 42 months from the closing of our initial public offering or during any extension period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations set forth in “Limitations on redemptions.” However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, officer, director or any other person.

On February 14, 2023, we held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”), where the shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between us and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the we have to consummate a business combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by our board of directors (such date, the “Extended Date”). Following such approval by our shareholders, we and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023 (the “IMTA Amendment No. 1”).

At the First Extraordinary General Meeting, our shareholders also approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from February 17, 2023 to the Extended Date.

In connection with the votes taken at the First Extraordinary General Meeting, holders of 27,785,141 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31. The funds were redeemed from the Trust Account on February 23, 2023.

On February 16, 2024, we held another extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the shareholders approved to extend the date by which the Company has to consummate the Business Combination from February 17, 2024 up to three times by one month each to March 17, 2024, April 17, 2024, or May 17, 2024, subject to that our sponsor, or one or more of its affiliates, members or third-party designees (the “Lender”), will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender. At the Second Extraordinary General Meeting, our shareholders approved a proposal to approve a special resolution to amend our amended and restated memorandum and articles of association to provide our board of directors the ability to extend the date by which we must (1) consummate an initial business combination, (2) cease our operations except for the purpose of winding up if we fail to complete such business combination, and (3) redeem all of our Class A ordinary shares included as part of the units sold in our initial public offering that was consummated on February 17, 2021 from February 17, 2024 up to three times by one month each to March 17, 2024, April 17, 2024, or May 17, 2024. In addition, our shareholders approved a proposal to approve a special resolution to amend the Trust Agreement to extend the date on which Continental must liquidate the Trust Account if Catcha has not completed its initial business combination, up to three times for one month each from February 17, 2024 to March 17, 2024, April 17, 2024, or May 17, 2024.

In connection with the votes taken at the Second Extraordinary General Meeting on February 16, 2024, holders of  an additional 641,303 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 23, 2024.

In connection with the votes taken at the Third Extraordinary General Meeting on May 15, 2024, holders of 208,674 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928. The funds were redeemed from the Trust Account on May 20, 2024.

On May 15, 2024, we held another extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the shareholders approved to extend the date by which the Company has to consummate the Business Combination from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024, subject to that our sponsor, or one or more of its affiliates, members or third-party designees (the “Lender”), will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender. At the Third Extraordinary General Meeting, our shareholders approved a proposal to approve a special resolution to amend our amended and restated memorandum and articles of association to provide our board of directors the ability to extend the date by which we must (1) consummate an initial business combination, (2) cease our operations except for the purpose of winding up if we fail to complete such business combination, and (3) redeem all of our Class A ordinary shares included as part of the units sold in our initial public offering that was consummated on February 17, 2021 from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024. In addition, our shareholders approved a proposal to approve a special resolution to amend the Trust Agreement to extend the date on which Continental must liquidate the Trust Account if Catcha has not completed its initial business combination, up to three times for one month each from June 17, 2024, July 17, 2024, or August 17, 2024.

On June 12, 2024, Catcha held an extraordinary general meeting of shareholders (the “Fourth Extraordinary General Meeting”) pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering or during any extension period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our third amended and restated memorandum and articles of association, like all provisions of our third amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 3 Raffles Place #06-01, Bharat Building, Singapore 048617. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

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

We have already evaluated our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Refer to the discussion below under “Item 9A. Controls and Procedures.” Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Available Information

Our website address is https://www.catchagroup.com/. In addition to the information about us and our business contained in this Report, information about us can be found on our website. The information on our website is not a part of this Report and is included herein as an inactive textual reference only.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at https://www.catchagroup.com/chaa/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. As of June 12, 2024, our initial shareholders own approximately 84% of our outstanding ordinary shares. Our initial shareholders also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our third amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to the shares held by our Sponsor, we would need no other shares in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 42 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 42 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination within 42 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 42 months from the closing of our initial public offering unless we obtain the required shareholder vote for any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including, as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only the cash available in trust on the redemption of their shares, and our warrants will expire worthless.

If we have not consummated an initial business combination within 42 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination within 42 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our third amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 42 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our third amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our third amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If the net proceeds of our initial offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had $30,850 available to us outside of the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for 42 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, if we are not able to consummate a business combination before June 17, 2024, or, if our Sponsor deposits additional funds into the Trust Account for one or two additional one-month extensions, July 17, 2024 or August 17, 2024, as applicable, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Our third amended and restated memorandum and articles of association provides a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. In connection with the votes taken at the First, Second and Third Extraordinary General Meetings, the holders of an aggregate of 28,635,118 Class A ordinary shares properly exercised their right to redeem their shares for cash. The balance in the Trust Account was approximately $15.79 million as of June 11, 2024.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our third amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our third amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 84% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our third amended and restated memorandum and articles of association. If our sponsor purchases any units in our initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 42 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We may pursue business combination opportunities in any sector, except that we are not, under our third amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our third amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our third amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there are 497,785,141 and 42,500,000 authorized but unissued share of our Class A ordinary shares and Class B ordinary shares, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our third amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our third amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our third amended and restated memorandum and articles of association, like all provisions of our third amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering or during any extension period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The provisions of our third amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the trust agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our third amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those that relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our third amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares participated in the vote, provided that the provisions of our third amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, 84% of our ordinary shares, will participate in any vote to amend our third amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated memorandum and articles of association that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our third amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If our initial business combination is subject to CFIUS jurisdiction, the initial business combination may not be able to be completed prior to Catcha’s deadline for completing an initial business combination, or CFIUS could impose conditions on the initial business combination or our investors.

Certain investments that involve the acquisition of, or investment in, a “U.S. business” by a non-U.S. individual or entity (a “foreign person”) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on the nationality of the buyer or investor, the extent to which the target of the investment or acquisition is engaged in interstate commerce in the United States, and the nature of the interests and rights afforded to the buyer or investor in the target entity. For example, transactions that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS also has jurisdiction to review non-control transactions that afford a foreign person certain information and/or governance rights in a U.S. business that has a qualifying nexus to “critical technologies,” “critical infrastructure,” and/or “sensitive personal data” (collectively, a “TID U.S. business”) as those terms are defined in the CFIUS regulations. Certain foreign person investments in TID U.S. businesses may also be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a required CFIUS filing may subject the transacting parties to significant civil fines.

Crown is unlikely to be a “U.S. business” (i.e., an entity engaged in interstate commerce in the United States) given its limited nexus to the United States. However, Catcha and its sponsor may each be regarded as a “foreign person” for CFIUS purposes. The sponsor is managed by non-U.S. persons. Accordingly, because CFIUS retains broad discretion in determining whether an entity is a “foreign person” and/or a “U.S. business,” Pubco, Catcha and Crown are unable to assure that the Business Combination would not be subject to CFIUS jurisdiction.

This risk of CFIUS intervention could impede the relevant parties’ ability to complete the Business Combination. CFIUS policies and practices are rapidly evolving, and in the event of a CFIUS review of a foreign acquisition or investment transaction, there can be no assurances that the foreign buyer or investor will be able to maintain, or proceed with, such transactions on terms acceptable to the parties. For example, CFIUS could seek to impose limits on purchasing Pubco’s stock, impose limits on information sharing with foreign person investors, require a voting trust or governance modifications, or force divestiture by certain investors, among other things. CFIUS may also prohibit the consummation of the Business Combination altogether should it determine that the transaction presents a significant national security risk. Even if we are able to successfully resolve questions of CFIUS jurisdiction or of national security risks in a favorable manner, we may be unable to do so prior to Catcha’s deadline for completion of an initial business combination. This delay may thus force Catcha to wind up and redeem all public shares and completely liquidate, which would result in shareholders being forced to forgo the investment opportunity in Crown, lose out on potential price appreciation in the combined company, and lead to the expiration of warrants in connection with the transaction.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our third amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And, as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares are listed on NYSE American. We cannot assure you that our securities will be, or will continue to be, listed on NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $25,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Section 119(b) of the NYSE American Company Guide requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of Catcha, would be February 17, 2024. The extension of Catcha’s termination date beyond February 17, 2024 exceeds the maximum 36 month period permitted by Section 119(b) of the NYSE American Company Guide.

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist Catcha’s Class A ordinary shares pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement.

On February 23, 2024, the Company submitted a written request to NYSE asking for the review of the delisting determination by a Committee of the Board of Directors of the Exchange. Up to the date the financial statements were issued, the Company’s Class A ordinary shares have not been suspended and will continue to trade.

The Company has an NYSE appeal hearing scheduled for July 17, 2024.

If our Class A Ordinary Shares are de-listed, there may no longer be an active trading market for such Class A Ordinary Shares. In addition, the potential or actual de-listing of the Catcha Class A Ordinary Shares may also adversely affect our ability to consummate an initial business combination.

If NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our ordinary shares are listed on NYSE American, they qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our third amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our third amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants are not deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

In addition, our sponsor, officers and directors presently are, or may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our third amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as an officer or a director shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other hand.

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

On December 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, we effected a share capitalization resulting in our sponsor holding an additional 718,750 Class B ordinary shares for an aggregate of 7,906,250 of Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, simultaneously with the closing of our initial public offering our sponsor also purchased an aggregate of 5,333,333 private placement warrants at a price of $1.50 per warrant, generating gross proceeds to the Company of $8,000,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, pursuant to the Convertible Promissory Notes described below under “Promissory Notes-Related Party,” such loans may, at the Sponsor’s discretion, be converted into private placement warrants. If we do not consummate an initial business combination within 42 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 39-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination subject to further extensions.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications, and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Our corporate affairs are governed by our third amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Hong Kong) LLP, our Cayman Islands legal counsel, that there is uncertainty as to whether the courts of the Cayman Islands would (i) recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; or (ii) entertain original actions brought in the Cayman Islands predicated upon the civil liability provisions of the federal securities laws of the United States or any state. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction at common law any re-examination of the merits of the underlying dispute provided that such judgment (i) is given by a foreign court of competent jurisdiction, (ii) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given, (iii) is final, (iv) is not in the nature of taxes, a fine, or a penalty; and (v) was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, there is uncertainty with regard to Cayman Islands law on whether judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State will be determined by the courts of the Cayman Islands penal or punitive in nature. If such a determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. Because such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws has not yet been made by a court of the Cayman Islands, it is uncertain whether such judgments would be enforceable in the Cayman Islands. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or the potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of our initial public offering to finance our businesses and operations in the relevant jurisdiction; or

●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

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

Risks Associated with Our Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial business combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

In the event of a cybersecurity incident impacting us, our management team will report to the Company’s board of directors and provide updates on our management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. For more information about the cybersecurity risks we face, see the risk factor entitled “General Risk Factors - Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption, and/or financial loss” in Item 1A. Risk Factors. As of the date of this Annual Report, we have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties

We currently maintain our principal executive offices at 3 Raffles Place #06-01, Bharat Building, Singapore, Singapore 048617. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

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

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist Catcha’s Class A ordinary shares pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement.

On February 23, 2024, the Company submitted a written request to NYSE asking for the review of the delisting determination by a Committee of the Board of Directors of the Exchange. Up to the date the financial statements were issued, the Company’s Class A ordinary shares have not been suspended and will continue to trade.

On April 17, 2024, the Company received a written notice from NYSE American indicating that the Company was not in compliance with NYSE American’s continued listing standards because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was due on April 16, 2024.

In accordance with Section 1007 of the NYSE American Company Guide, the Company will have six months from April 16, 2024 (the “Initial Cure Period”), to file the Form 10-K with the SEC. If the Company fails to file the Form 10-K during the Initial Cure Period, NYSE American may, in its sole discretion, provide an additional six-month cure period (the “Additional Cure Period”). The Company can regain compliance with the Exchange’s continued listing standards at any time during the Initial Cure Period or Additional Cure Period, as applicable, by filing the Form 10-K and any subsequent delayed filings with the SEC.

The Company has an NYSE appeal hearing scheduled for July 17, 2024.

(b) Holders

As of June 17, 2024, there were no holders of record of our units, 4 holders of record of our Class A ordinary shares, 215 holders of our Class B ordinary shares, and 2 holders of our warrants.

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

We paid a total of $6,000,000 underwriting discounts and commissions and $531,183 for other costs and expenses related to the Initial Public Offering. On August 10, 2023, J.P. Morgan Securities LLC, the underwriter in the IPO, waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO.

In connection with the votes taken at the First Extraordinary General Meeting, holders of 27,785,141 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31. The funds were redeemed from the Trust Account on February 23, 2023.

In connection with the votes taken at the Second Extraordinary General Meeting, holders of 641,303 our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 23, 2024.

In connection with the vote taken at the Third Extraordinary General Meeting, the holders of 208,674 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928.46.  The funds were redeemed from the Trust Account on May 20, 2024.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Catcha Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Catcha Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On January 31, 2024, the Business Combination Agreement was further amended to (i) remove the closing condition which would have required the Company to have satisfied the minimum cash condition of at least US$20,000,000 and (ii) allow for listing of the PubCo ordinary shares on either the NYSE or Nasdaq.

On February 14, 2024, the SEC declared the registration statement on Form F-4 with respect to the Business Combination effective.

On February 16, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing (as defined in the Business Combination Agreement) have not been satisfied or waived from February 17, 2024 (and subsequently extended, see below. In addition, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the Trust Account to pay dissolution expenses in the event of the liquidation of the Trust Account.

On May 21, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing have not been satisfied or waived from May 17, 2024 to June 17, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 17, 2024, the parties do not receive notice from Nasdaq, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination. The non-solicitation provisions of the Business Combination Agreement were amended to expire on May 31, 2024, unless Crown has received notice that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination on Nasdaq, NYSE American or another national securities exchange acceptable to Crown.

Additionally, the Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by the Company, on the one hand, or Crown, on the other hand, as a result of breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iii) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (iv) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, and (v) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries.

On June 11, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated by the parties if the conditions to the Closing (as defined in the Business Combination Agreement) have not been satisfied or waived from June 17, 2024 to June 28, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 28, 2024, the parties do not receive notice from NASDAQ, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination.

On June 12, 2024, Catcha held its Fourth Extraordinary General Meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

Business Combination – Other Agreements

April 2024 Notes

On April 30, 2024, PubCo entered into subscription agreements with certain investors with respect to convertible promissory notes issuable upon closing of the Business Combination (the “April 2024 Notes”) with an aggregate original principal amount of $1.05 million for an aggregate purchase price of $1.0 million, reflecting a 5% original issue discount.

The April 2024 Notes bear interest at an annual rate of 10% and mature on the first anniversary of the issuance of the applicable note (the date of such issuance, the “Issuance Date”). Interest on the April 2024 Notes is payable in cash or in-kind through the issuance of additional April 2024 Notes, at the option of PubCo.

The April 2024 Notes are convertible into PubCo ordinary shares at the option of the holder. The number of ordinary shares issuable upon conversion of the April 2024 Notes is determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal of a note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such principal of the applicable note, and (C) any other unpaid amounts, if any. “Conversion Price” means $10.00 initially at the date of issuance of the April 2024 Notes. The Conversion Price will reset to 95% of the lowest closing volume weighted average price observed over the 5 trading days immediately preceding the 180th calendar day following the Issuance Date, subject to a minimum price of $2.50 (the “Minimum Price”).

PubCo has the option to redeem the April 2024 Notes in full at any time after the Issuance Date and prior to maturity thereof upon 10 Trading Days’ (as defined in the April 2024 Notes) notice for cash at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon.

PIPE

On May 6, 2024, PubCo and the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) for a private placement (the “PIPE”) with certain accredited investor (the “Purchaser”). Pursuant to the PIPE Subscription Agreement, the Purchaser has agreed to purchase an aggregate of 176,470 PubCo Ordinary Shares, at a price per share of $8.50, representing aggregate gross proceeds of $1.5 million.

On May 14, 2024, PubCo and the Company entered into additional subscription agreements (together with the PIPE Subscription Agreement above, the “PIPE Subscription Agreements”) for a private placements with certain accredited investor who are existing shareholders of Crown (the “Existing Shareholder Purchasers”). Pursuant to the PIPE Subscription Agreement, the Existing Shareholder Purchasers have agreed to purchase an aggregate of 26,393 PubCo Ordinary Shares (together with the PubCo Ordinary Shares to be purchased by the Purchaser, the “PIPE Shares”), at a price per share of $10.00, representing aggregate gross proceeds of $263.9 thousand.

Securities Lending Agreement

On May 22, 2024, PubCo entered into a securities lending agreement (the “Securities Lending Agreement”) with Millennia Capital Partners Limited (the “Lender”) pursuant to which the Lender agreed to loan PubCo up to $4.0 million (the “Loan”) at fifty-five (55%) Loan to Value of the current market value of 730,000 shares of Crown pledged to the Lender (“Transferred Collateral”). “Loan to Value” means the ratio of the Loan to the value of the Transferred Collateral, calculated by dividing the amount borrowed by the fair market value of the Transferred Collateral. The Loan matures thirty-six (36) months after the Closing Date (as defined in the Securities Lending Agreement) and bears interest at an annual rate of 6.0% to be paid quarterly.

Securities Purchase Agreement

On June 4, 2024, PubCo entered into a a definitive securities purchase agreement (the “Securities Purchase Agreement”; together with the April 2024 Notes, the PIPE and the Securities Lending Agreement, the “Financing Agreements”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for a business combination, the negotiation of the Business Combination Agreement as described above and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the SEC of a registration statement on Form F-4 with respect to the Business Combination (the “Form F-4”). We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and investments held in the Trust Account and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes and Capital Contribution Note as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2023, we had a net loss of $6,189,645, which consisted of operating expenses of $6,741,998, an unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, an unrealized loss on change in fair value of the Convertible Promissory Notes of $118,117, an unrealized loss on the change in fair value of the Working Capital Loan of $133,205 an unrealized loss on change in fair value of the Capital Contribution Note of $840,571, unrealized loss on change in fair value of the warrant liability of $553,309 , an unrealized loss on the issuance of the Derivative Liability – Note Payable of $1,917,828, an unrealized loss on the change in fair value of the Derivative Liability — Note Payable of $21,536 and interest expense associated with the note payable, net of original issuance discount of $750,000, these were partially offset by interest income on cash and investments held in the Trust Account of $2,774,613, interest income associated with the note receivable, net of original issuance discount of $750,000, an unrealized gain on the issuance of the Derivative Asset – Note Receivable of $1,917,828, an unrealized gain on the change in fair value of the Derivative Asset — Note Receivable of $21,536 and other income attributable to the derecognition of deferred underwriting fees allocated to offering costs of $482,662.

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

For the year ended December 31, 2023, net cash used in operating activities was $1,424,434. The net loss of $6,189,645 was impacted by an unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, an unrealized loss on change in fair value of the Capital Contribution Note of $840,571, an unrealized loss on change in fair value of the Convertible Promissory Notes of $118,117, an unrealized loss on the change in fair value of the Working Capital Loan of $133,205, an unrealized gain on change in fair value of the warrant liability of $553,309 and an unrealized loss on the change in fair value of the Derivative Liability — Note Payable of $21,536 and interest expense associated with the note payable, net of original issuance discount of $750,000 offset by interest income on cash and investments held in the Trust Account of $2,774,613, interest income associated with the note receivable, net of original issuance discount of $750,000, an unrealized gain on the change in fair value of the Derivative Asset — Note Receivable of $21,536 and other income attributable to derecognition of deferred underwriting fees allocated to offering costs of $482,662 and changes in operating assets and liabilities, which provided $5,317,564 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the year ended December 31, 2022, net cash used in operating activities was $974,358. The net income of $11,616,356 was impacted by unrealized gain on change in fair value of the warrant liability of $8,841,922, interest income on investments held in the Trust Account of $4,001,686 and by changes in operating assets and liabilities, which provided $252,894 of cash from operating activities.

For the year ended December 31, 2023, net cash provided by investing activities was $281,328,643, consisting of disposal of investments held in Trust Account of $282,903,643, partially offset by cash deposited in Trust Account of $825,000 and note receivable $750,000.

For the year ended December 31, 2022, net cash provided by/used in investing activities was $0.

For the year ended December 31, 2023, net cash used in financing activities was $279,894,065, consisting of redemption of Class A ordinary shares of $282,903,643, partially offset by proceeds from the issuance of a working capital loan of $1,134,578, proceeds from the issuance of a promissory note to a related party of $825,000, proceeds from issuance of the Capital Contribution Note of $300,000 and proceeds from issuance of the promissory note to a third party of $750,000.

For the year ended December 31, 2022, net cash provided by/used in financing activities was $0.

As of December 31 2023, we had $30,850 in cash outside of the Trust Account and working capital deficit of $9,345,634. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.

On December 13, 2022, we issued the $1.5 Million Convertible Promissory Note (see Note 5 of the Notes to Financial Statements) to the Sponsor, pursuant to which we may borrow up to $1,500,000 from the Sponsor. As of December 31, 2023, we had borrowed $1,134,578 in principal under such note; the fair value of the note was $675,934 as of December 31, 2024. As of the date these financial statements were issued, the Company received an aggregate of $1,431,995 in principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, we issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which we may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Using these loans received, we deposited twelve tranches of $75,000 into the Trust Account from February 2023 to January 2024, to extend the date by which we must complete a Business Combination to February 14, 2024.

On March 9, 2023, we entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to us (the “Capital Contribution Note”) as discussed in Note 7 of the Notes to the Financial Statement. As of December 31, 2023, we had received the entire $300,000 funding under such note (see Note 6 of the Notes to Financial Statements).

On February 22, 2024, March 21, 2024 and April 19, 2024, using the loans received from 2024 Extension Note No. 1, as described below, we deposited three tranches of $47,207 into the Trust Account to extend the date by which we have to consummate the Business Combination to May 17, 2024.

On March 27, 2024, we issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which we may borrow up to $141,620 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Trust Account cash in the amount of $47,207 per monthly extension (or a pro rata portion thereof if less than a month), and we have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and our liquidation. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

On March 29, 2024, we issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which we may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note).

On May 15, 2024, we issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor, pursuant to which we may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into our trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and we have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

On May 24, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into our Trust Account to extend the date by which we have to consummate the Business Combination to June 17, 2024.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of e our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. No additional funding has been received under this arrangement. However, management expects us to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the financial statements contained herein. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by August 17, 2024 (subject to us making the required monthly deposits of $40,946 to extend the date by which to consummate the Business Combination each month up through August 17, 2024) or such earlier date as is determined by the Company’s board of directors, then we will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and liquidity issues raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024 or such earlier date as is determined by the Company’s board of directors.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. For each the years ended December 31, 2023 and 2022, we incurred $120,000 in expenses in connection with such services as reflected in the accompanying statements of operations and paid an aggregate of $5,065 of these fees during the year ended December 31, 2023. As of December 31, 2023 and 2022, respectively, administrative service fees of $240,935 and $125,625 were unpaid and are included in due to related party on the accompanying balance sheets.

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the period ended December 31, 2023, the Company recorded $625,000 of such advisory service fees in the accompanying statements of operations. As of December 31, 2023, the Company had paid an aggregate of $350,000 to Chardan; the total unpaid balance due to Chardan was $275,000 and is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its CCM division, to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities in connection with the Business Combination. The Company shall pay CCM (i) an advisor fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 Shares of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) an Offering Fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination. As of December 31, 2023, no fees are currently payable under the aforementioned agreement.

On October 25, 2023, we, the Sponsor and Polar entered into the October 2023 Subscription Agreement (as defined in Note 8 of Notes to Financial Statements), pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to us and in consideration thereof, we agreed to issue or cause PubCo to issue 750,000 Class A ordinary shares to Polar at the Closing. Together with the Sponsor, we, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. In the event that: (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by February 17, 2024 (or such other date as the parties to the Business Combination Agreement shall agree) (the “Termination”), the Sponsor and us, jointly and severally, agreed to transfer, or cause to be transferred to Polar within ten business days of the Termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of Polar, $1,000,000 in cash and, a number of shares of Crown’s common equity equal to 1.5% of its outstanding common equity (on a fully diluted basis) as of the date of Termination (either (A) or (B) above, the “Catcha Termination Payment”). If a Catcha Termination Payment is not made within ten business days of the Termination, the Sponsor and the Company agreed to transfer, or cause to be transferred, warrants that entitle Polar to purchase a number of shares of Crown’ common equity equal to 0.30 percent per annum of the outstanding Crown common equity (on a fully-diluted basis) at exercise, for a price per share of $0.01 (the “Crown Warrants”), accruing monthly (for each month from the date of the Termination until the time that Polar receives the full amount of the Catcha Termination Payment, so that for each such month, a Crown Warrant shall be issued to Polar for a number of shares equal to the total number of shares of outstanding common equity of Crown on a fully diluted basis multiplied by 0.00025). The Crown Warrants are exercisable pursuant to terms set forth in the October 2023 Subscription Agreement.

On October 27, 2023, we entered into the Promissory Note with Crown whereby the we agreed to provide a loan in the principal amount of $750,000 to Crown to fund working capital until the Closing. Crown has agreed to repay the $750,000 to us within ten (10) business days of the Company providing Crown with written notice of demand after the Closing. In the event the Business Combination Agreement is terminated or the Business Combination does not close by February 17, 2024 (which was subsequently extended to May 17, 2024), Crown has agreed to transfer, or cause to be transferred to us within ten (10) business days of the termination, (A) $1,750,000 in cash; or (B) solely at our discretion and election, $1,000,000 in cash and a number of shares of Crown’s common equity equal to 1.5% of the outstanding common equity (on a fully diluted basis) as of the date of the termination. We filed a current report on Form 8-K with the SEC on October 30, 2023, to disclose the October 2023 Subscription Agreement and the Promissory Note.

On March 27, 2024, the we issued the 2024 Extension Note No. 1 to the Sponsor, pursuant to which we may borrow up to $141,620.04 from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into our trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and hawse have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and our liquidation. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

On March 29, 2024, we issued the 2024 Convertible Promissory Note to our Sponsor, pursuant to which we may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note).

On May 15, 2024, we issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor, pursuant to which we may borrow up to $122,839 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into our trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and hawse have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and our liquidation. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with GAAP. We describe our significant accounting policies in Note 2, of the notes to the audited financial statements included in this report. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our audited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following critical accounting policies and estimates.

Note Receivable

We analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. During the subsequent measurement period, the Company recorded an increase in expense in the amount of $21,536 associated with changes in the fair value of the Derivative Asset - Note Receivable as of December 31, 2023. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred.

To value the Derivative Asset – Note Receivable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model include 1) volatility of 35.5%; 2) risk– free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%.

Convertible Promissory Notes

We elected to account for the Convertible Promissory Notes entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. We believe that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $916,114 as of the issue date (including $542,729 under the $1.5 Million Convertible Promissory Note and $373,385 under the Extension Note). The $1,043,464 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statement of shareholders’ deficit for the period ended December 31, 2023. As of December 31, 2023, the fair value of the Convertible Promissory Notes was $491,502 under the Extension Note and the fair value of the Working Capital Loan under the $1.5 Million Convertible Promissory Note was $675,934. For the period ended December 31, 2023, the Company recognized an unrealized loss of $118,117 on the change in fair value of the Convertible Promissory Note and an unrealized loss of $133,205 on the change in fair value of the Working Capital Loan, respectively, in the statements of operations.

Capital Contribution Note

We elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as noncash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue dates. The $1,059,720 excess of fair value of the Capital Contribution Note over proceeds at issuance was recorded in the accompanying statement of operations for the period ended December 31, 2023. As of December 31, 2023, the fair value of the Capital Contribution Note was $2,200,291. For the period ended December 31, 2023, we recognized $840,571 of unrealized loss on the change in fair value of the Capital Contribution Note in the statements of operations.

October 2023 Subscription Agreement

We analyzed the October 2023 Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, we analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations. As a result, we recorded the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. As of December 31, 2023, we received $750,000 under the October 2023 Subscription Agreement. As of December 31, 2023, the fair value of the Derivative Liability — Note Payable was $2,689,364; therefore, we recorded an increase in expense in the amount of $21,536 associated with changes in the fair value of the Derivative Liability — Note Payable as of December 31, 2023. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred.

We used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a With and Without basis. The key inputs for PWER model include 1) volatility of 35.5%; 2) risk– free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments, determining the fair value of complex financial instruments and lack of controls needed to evaluate contractual agreements for contingent fee arrangements and unrecorded liabilities to ensure it is accurate and complete. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weaknesses described elsewhere in this Report.

Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Notwithstanding the material weaknesses described above, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Patrick Grove	48	Chairman and Executive Officer
Luke Elliott	47	Director and President
Wai Kit Wong	40	Chief Financial Officer
James Graf	59	Independent Director
Rick Hess	61	Independent Director
Yaniv Ghitis	44	Independent Director

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

James A. Graf is one of our independent directors. Mr. Graf has served as the Interim Chief Financial Officer of NKGen Biotech, Inc. (Nasdaq: NKGN) since September 2023. Mr. Graf served as the chief executive officer of Graf Acquisition Corp. IV from its inception in January 2021 through the closing of the Business Combination with NKGen Biotech, Inc. in September 2023. Mr. Graf served as the chief executive officer of Graf Industrial Corp., a blank check company, from June 2018 through its business combination with Velodyne Lidar, Inc. in September 2020. Mr. Graf served as a director of Graf Industrial Corp. from June 2018 to September 2019 and served as a director of Velodyne Lidar, Inc. from September 2020 to February 2021. Mr. Graf served as a director of Platinum Eagle Acquisition Corp. from January 2018 through its business combination with Target Logistics Management, LLC and RL Signor Holdings, LLC in March 2019. Mr. Graf served as the vice president, chief financial officer and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h and he served as vice president, chief financial officer, treasurer and secretary of GEE from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 to 2014 and special advisor to GEE in 2013. He served as a special advisor to Videocon d2h from 2015 to 2016. From 2008 to 2011 Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro- Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc., a wholly-owned subsidiary of Xinhua Finance Ltd. and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as Chief Executive Officer from 2006 to 2007. Praedea Solutions Inc. was renamed PSI Capital Inc. and currently serves as an investment holding company for Mr. Graf’s private investments. Mr. Graf continues to be chief executive of PSI Capital Inc. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and president of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from The University of Chicago in 1987.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our third amended and restated memorandum and articles of association as it deems appropriate. Our third amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are James Graf, Rick Hess and Yaniv Ghitis, and James Graf serves as chairman of the compensation committee. Our board of directors has determined that each of James Graf and Rick Hess are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chairman’s, President’s and Chief Executive Officer’s compensation, evaluating our Chairman’s, President’s and Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chairman, President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers, if any;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation and equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith in what the officer or director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders, provided that there is full disclosure by the directors. This can be done by way of permission granted in the third amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our officers and directors presently have, or may in the future have, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our third amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as an officer or a director shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Patrick Grove(1)	Catcha Group	Private Investments	Co-founder, Chairman, and Chief Executive Officer
Luke Elliott(1)	Catcha Group	Private Investments	Co-founder and Executive Director
James Graf	PSI Capital Inc.	Venture Capital Investments	Chief Executive Officer
	NKGen Biotech, Inc.	Clinical stage biotechnology	Interim Chief Financial Officer
Rick Hess(2)	Cobalt Capital	Venture Capital Investments	Founder and Chief Executive Officer
Yaniv Ghitis	Digital Edge	Digital infrastructure	Chief Investment Officer

(1)	Mr. Grove and Mr. Elliott are directors of portfolio companies of Catcha Group and its affiliated entities, and may be obligated to show acquisitions to such companies before we may pursue such acquisitions.

(2)	Mr. Hess is also a director of certain portfolio companies of Cobalt Capital and its affiliated entities, and he may be obligated to show acquisitions to such companies before we may pursue such acquisitions

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in, or may in the future engage in, several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Our officers and directors who own ordinary shares or warrants, directly or indirectly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default, or willful neglect. We entered into indemnity agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated memorandum and articles of association. We expect to purchase a policy of officers’ and directors’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 17, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of Class A ordinary shares and Class B ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially owns ordinary shares; and

●	all our officers and directors as a group.

In the table below, percentage ownership is based on 8,715,232 shares of Class A ordinary shares, and 149,650 shares of Class B ordinary shares issued and outstanding as of June 17, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of this report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Catcha Holdings LLC(2)		—	7,350,350	84%	84	%(4)
Patrick Grove		—	7,350,350	84%	84	%(4)
Luke Elliott		—	7,350,350	84%	84	%(4)
Wai Kit Wong(3)	625	0.4%	—	—	—
James Graf	—	—	—	—	—
Rick Hess	—	—	—	—	—
Yaniv Ghitis	—	—	—	—	—
All officers and directors as a group (six members)	625	0.4%	7,350,350	84%	84%

(1)	Unless otherwise noted, the business address of each of our shareholders is 3 Raffles Place, #06-01 Bharat Building, Singapore 048617.

(2)	Represents 7,350,350 Class A ordinary shares directly held by our sponsor.

(3)	Represents 625 Class B ordinary shares directly held by our chief financial officer.

(4)	Patrick Grove and Luke Elliott share voting and investment control over the shares held by Catcha Holdings LLC. Mr. Grove and Mr. Elliott disclaim any beneficial ownership of the securities held by Catcha Holdings LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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

Administrative Service Fee

We currently maintain our executive offices at 3 Raffles Place #06-01, Bharat Building, Singapore 048617. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services, commencing on the date that our securities are first listed on NYSE. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Due to related party

As of December 31, 2023 and 2022, the amount due to related party was $241,366 and $125,625, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below.

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

As of December 31, 2023, $825,000 had been withdrawn under the Extension Note. Up to the date that the financial statements were issued, the Company had received $900,000 for the extension deposits under the Extension Note.

On March 27, 2024, the Company issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which the Company may borrow up to $141,620 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential Extensions through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,207 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “2024 Extension Loan No. 1 Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share (“Class A Ordinary Shares”), at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 (the “Private Placement Warrants”) in connection with the initial public offering of the Company’s securities. The terms of the 2024 Extension Loan No. 1 Warrants will be identical to those of the Private Placement Warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

Up to the date that the financial statements were issued, the Company had received $141,620 for the extension deposits under the 2024 Extension Note No. 1.

Up to the date that the financial statements were issued, the Company had received $40,946 for the extension deposits under the 2024 Extension Note No. 2.

On May 15, 2024, the Company issued the 2024 Extension Note No. 2 to the Sponsor, pursuant to which the Company may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

On May 24, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to June 17, 2024.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of December 31, 2023 and 2022, $1,134,578 and $0 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received a total of $1,431,995 for working capital purposes under the $1.5 Million Convertible Promissory Note.

On March 29, 2024, the Company issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $500,000.00 (the “Working Capital Loan”) from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A Ordinary Shares, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). Up to the date that the financial statements were issued, the Company had no borrowings under the 2024 Convertible Promissory Note. Up to the date that the financial statements were issued, there are no outstanding amounts under the 2024 Convertible Promissory Note.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered during 2023 and 2022.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were $284,280 and $122,055, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2023 and 2022 we did not pay Marcum any audit-related fees.

Tax Fees. During the years ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of the exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 3, 2023, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC(9)
2.2	Amendment No. 2, dated January 31, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement(11)
2.3	Amendment No. 3, dated February 16, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement(6)
2.4	Amendment No. 4, dated May 21, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement(8)
2.5	Amendment No. 5, dated June 11, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement (12)
3.1	Second Amended and Restated Memorandum and Articles of Association (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (5)
3.3	Second Amendment to the Amended and Restated Memorandum and Articles of Association of Catcha Investment Corp(6)
3.4	Third Amendment to the Amended and Restated Memorandum and Articles of Association of Catcha Investment Corp(8)
4.1	Warrant Agreement dated February 11, 2021 between Continental Stock Transfer & Trust Company and the Registrant (2)
4.2	Description of Registrant’s Securities (3)
4.3	Specimen Unit Certificate (1)
4.4	Specimen Class A Ordinary Share Certificate (1)
4.5	Specimen Warrant Certificate (1)
10.1	Private Placement Warrants dated as of February 11, 2021 Purchase Agreement between the Company and Catcha Holdings LLC (2)
10.2	Investment Management Trust Agreement dated as of February 11, 2021 between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Amendment No. 1 to Investment Management Trust Agreement dated as of February 14, 2023 between Continental Stock Transfer & Trust Company and the Company (5)
10.4	Amendment No. 2 to Investment Management Trust Agreement dated as of February 16, 2024 between Continental Stock Transfer & Trust Company and the Company (6)
10.5	Amendment No. 3 to the Investment Management Trust Agreement, dated May 15, 2024, by and between Catcha Investment Corp and Continental Stock Transfer & Trust Company(8)
10.6	Registration and Shareholder Rights Agreement dated as of February 11, 2021 among the Company and Catcha Holdings LLC (2)
10.7	Letter Agreement dated February 11, 2021 among the Company, and Catcha Holdings LLC and each director and executive officer of the Company (2)
10.8	Administrative Services Agreement dated February 11, 2021 between the Company and Catcha Holdings LLC (2)
10.9	Indemnity Agreement, dated February 11, 2021, between the Company and Patrick Grove (2)
10.10	Indemnity Agreement, dated February 11, 2021, between the Company and Luke Elliott (2)
10.11	Indemnity Agreement, dated February 11, 2021, between the Company and Wai Kit Wong (2)
10.12	Indemnity Agreement, dated February 11, 2021, between the Company and James Graf (2)
10.13	Indemnity Agreement, dated February 11, 2021, between the Company and Rick Hess (2)

10.14	Indemnity Agreement, dated February 22, 2022, between the Company and Yaniv Ghitis (4)
10.15	Securities Subscription Agreement, dated December 28, 2020, between the Registrant and the Sponsor (1)
10.16	Promissory Note, dated as of February 14, 2023 and issued to Catcha Holdings LLC (5)
10.17	Promissory Note, dated October 27, 2023, by and among Crown LNG Holding AS and Catcha Investment Corp(10)
10.18	Promissory Note, dated as of February 17, 2024 and issued to Catcha Holdings LLC on March 27, 2024 (7)
10.19	Promissory Note, dated as of March 29, 2024 and issued to Catcha Holdings LLC(7)
10.20	Promissory Note, dated May 15, 2024, between Catcha Investment Corp and the Sponsor(8)
10.21	Exchange and Support Agreement, dated as of August 3, 2023, by and among Catcha, the Company, PubCo and certain Company Shareholders(9)
10.22	Form of Registration Rights Agreement(9)
10.23	Form of Lock-Up Agreement(9)
10.24	Subscription Agreement, dated October 25, 2023, by and among Polar Multi-Strategy Master Fund, Catcha Investment Corp and Catcha Holdings LLC(10)
14.1	Code of Ethics (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) *
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **
99.1	Form of April 2024 Note(13)
99.1	Form of PIPE Subscription Agreement(13)
99.3	Securities Lending Agreement, dated as of May 22, 2024, by and between Crown LNG Holdings Limited and Millenia Capital Partners Limited(13)
99.4	Securities Purchase Agreement, dated as of June 4, 2024, by and among between Crown LNG Holdings Limited and each investor identified on the signature pages thereto(13)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 8, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2024.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2024.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2023.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2024.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2024.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

June 17, 2024

CATCHA INVESTMENT CORP

/s/ Patrick Grove
Name:	Patrick Grove
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Grove	Chairman and Chief Executive Officer
Patrick Grove	(Principal Executive Officer)	June 17, 2024

/s/ Luke Elliott	Director and President
Luke Elliott	(Principal Financial and Accounting Officer)	June 17, 2024

/s/ Wai Kit Wong
Wai Kit Wong	Chief Financial Officer	June 17, 2024

/s/ James Graf
James Graf	Independent Director	June 17, 2024

/s/ Rick Hess
Rick Hess	Independent Director	June 17, 2024

/s/ Yaniv Ghitis
Yaniv Ghitis	Independent Director	June 17, 2024

CATCHA INVESTMENT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Catcha Investment Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Catcha Investment Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of the business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The business combination agreement has a termination date of June 28, 2024. There is no assurance that the Company will be able to complete the business combination by June 28, 2024 or by the Company's extended liquidation date of August 17, 2024. If the Company does not complete a business combination by August 17, 2024, it will be required to liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

June 17, 2024

CATCHA INVESTMENT CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash	$30,850	$20,706
Prepaid expenses	10,161	33,875
Note receivable, net of original issuance discount	750,000	—
Derivative asset — Note Receivable, at fair value	2,689,364	—
Total current assets	3,480,375	54,581

Cash and investments held in Trust Account	24,782,259	304,086,289
Total Assets	$28,262,634	$304,140,870

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$5,777,552	$599,443
Due to Related Party	241,366	125,625
Convertible Promissory Note, at fair value	491,502	—
Working Capital Loan, at fair value	675,934	—
Note payable, net of original issuance discount	750,000	—
Derivative Liability — Note Payable, at fair value	2,689,364	—
Capital Contribution Note, at fair value	2,200,291	—
Total current liabilities	12,826,009	725,068

Warrant liability	621,969	68,660
Deferred underwriting fees	—	10,500,000
Total liabilities	13,447,978	11,293,728

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 2,214,859 and 30,000,000 shares at redemption value of $11.19 and $10.14 per share as of December 31, 2023 and 2022, respectively	24,782,259	304,086,289

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 2,214,859 and 30,000,000 shares subject to possible redemption, respectively) at December 31, 2023 and 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	750	750
Additional paid-in capital	—	—
Accumulated deficit	(9,968,353)	(11,239,897)
Total shareholders’ deficit	(9,967,603)	(11,239,147)
Total Liabilities and Shareholders’ Deficit	$28,262,634	$304,140,870

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operating costs	$6,741,998	$1,227,252
Loss from operations	(6,741,998)	(1,227,252)

Other income (expenses):
Interest income from Trust Account	2,774,613	4,001,686
Interest income – note receivable, net of original issuance discount	750,000	—
Interest expense – note payable, net of original issuance discount	(750,000)	—
Excess of fair value of Capital Contribution Note over proceeds at issuance	(1,059,720)	—
Change in fair value of Convertible Promissory Note	(118,117)	—
Change in fair value of Working Capital Loan	(133,205)	—
Change in fair value of Capital Contribution Note	(840,571)	—
Other income attributable to derecognition of deferred underwriting fees allocated to offering costs	482,662	—
Change in fair value of warrant liability	(553,309)	8,841,922
Gain on initial recognition of Derivative Asset – Note Receivable	1,917,828	—
Change in fair value of Derivative Asset – Note Receivable	21,536	—
Loss on initial recognition of fair value of Derivative Asset – Note Payable	(1,917,828)	—
Change in fair value of Derivative Liability – Note Payable	(21,536)	—
Total other income (expenses), net	552,353	12,843,608

Net (loss) income	$(6,189,645)	$11,616,356

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	5,792,672	30,000,000
Basic and diluted net (loss) income per share	$(0.47)	$0.31

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,500,000
Basic and diluted net (loss) income per share	$(0.47)	$0.31

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(18,854,567)	$(18,853,817)
Accretion of interest income to Class A shares subject to possible redemption (Note 2)	—	—	—	—	—	(4,001,686)	(4,001,686)
Net income	—	—	—	—	—	11,616,356	11,616,356
Balance as of December 31, 2022	—	—	7,500,000	750	—	(11,239,897)	(11,239,147)
Excess of proceeds from Convertible Promissory Note and Working Capital Loan over fair value at issuance (Note 5)	—	—	—	—	—	1,043,464	1,043,464
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	—	—	—	—	—	(825,000)	(825,000)
Derecognition of deferred underwriting fee (Note 10)	—	—	—	—	—	10,017,338	10,017,338
Accretion of interest income to Class A shares subject to possible redemption	—	—	—	—	—	(2,774,613)	(2,774,613)
Net loss	—	—	—	—	—	(6,189,645)	(6,189,645)
Balance as of December 31, 2023	—	$—	7,500,000	$750	$—	$(9,968,353)	$(9,967,603)

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(6,189,645)	$11,616,356
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income from Trust Account	(2,774,613)	(4,001,686)
Interest income - note receivable, net of original issuance discount	(750,000)	—
Interest expense - note payable, net of original issuance discount	750,000	—
Excess of fair value of Capital Contribution Note over proceeds at issuance	1,059,720	—
Change in fair value of warrant liability	553,309	(8,841,922)
Change in fair value of Convertible Promissory Note	118,117	—
Change in fair value of Working Capital Loan	133,205	—
Change in fair value of Capital Contribution Note	840,571	—
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(482,662)	—
Change in fair value of Derivative Asset — Note Receivable	(21,536)	—
Change in fair value of Derivative Liability — Note Payable	21,536	—
Changes in current assets and current liabilities:
Prepaid expenses	23,714	8,080
Accounts payable and accrued expenses	5,178,109	125,189
Due to related party	115,741	119,625
Net cash used in operating activities	(1,424,434)	(974,358)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(825,000)	—
Cash withdrawn from Trust Account in connection with redemption	282,903,643	—
Advances to Crown under Note Receivable	(750,000)	—
Net cash provided by investing activities	281,328,643	—

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan ($1.5 Million Convertible Promissory Note as disclosed in Note 1)	1,134,578	—
Proceeds from issuance of Convertible Promissory Note (Extension Note as disclosed in Note 5)	825,000	—
Proceeds from issuance of Capital Contribution Note (subscription agreement with Polar as disclosed in Note 7)	300,000	—
Proceeds from issuance of Note Payable (subscription agreement with Polar as disclosed in Note 8)	750,000	—
Payment of class A ordinary shares redemption	(282,903,643)	—
Net cash used in financing activities	(279,894,065)	—

Net Change in Cash	10,144	(974,358)
Cash - Beginning	20,706	995,064
Cash, end of the period	$30,850	$20,706

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Excess of proceeds from Convertible Promissory Notes over fair value at issuance (Note 5)	$1,043,464	$—
Derecognition of deferred underwriting fee (Note 10)	$10,017,338	$—
Accretion of interest income to Class A shares subject to possible redemption	$2,774,613	$4,001,686
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	$825,000	$—
Gain on initial recognition of fair value of Derivative Asset - Note Receivable	$1,917,828	$—
Loss on initial recognition of Derivative Liability - Note Payable	$(1,917,828)	$—

The accompanying notes are an integral part of the financial statements.

CATCHA INVESTMENT CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1. ORGANIZATION, BUSINESS OPERATION AND GOING CONCERN

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below), and after the Initial Public Offering, searching for a Business Combination target, the negotiation of the Business Combination Agreement described below and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form F-4 with respect to the Business Combination ( the “Form F-4”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the trust account established at the consummation of the Initial Public Offering (the “Trust Account”) from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes, the Capital Contribution Note and fair value changes of the Derivative Asset – Note Receivable, and Derivative Liability – Note Payable (which are all described further in Notes 2 and 8) as other income (expense). The Company has selected December 31 as Its fiscal year end.

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

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), that invests only in direct U.S. government treasury obligations. In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s third amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, provide that the proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s third amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the third amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (iii) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved, among other things, a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors. On February 16, 2024, the parties to the Business Combination Agreement (as defined below) agreed to extend the date on which the Business Combination Agreement may be terminated by the parties if the conditions to the Closing (as defined in the Business Combination Agreement) have not been satisfied or waived from February 17, 2024 to May 17, 2024. On May 15, 2024, pursuant to the third extraordinary general meeting of shareholders, the Company’s amended and restated memorandum and articles of association was amended to provide the Company’s board of directors the ability to extend the date by which the Company must (1) consummate an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all of the Company’s then outstanding Class A ordinary shares included as part of the units sold in the Company’s initial public offering that was consummated on February 17, 2021 from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024. On May 21, 2024, the parties to the Business Combination Agreement agreed to extend the date on which the Business Combination Agreement may be terminated by the parties if the conditions to the Closing have not been satisfied or waived from May 17, 2024 to June 17, 2024. On June 11, 2024, the parties to the Business Combination Agreement agreed to extend the date on which the Business Combination Agreement may be terminated by the parties if the conditions to the Closing have not been satisfied or waived from June 17, 2024 to June 28, 2024 (See Note 12).

Transaction costs related to the IPO amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 9), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss) during the three months ended March 31, 2021.

On August 10, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter in the IPO, waived its entitlement to payment of the $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees in the accompanying financial statements.

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

If the Company is unable to complete a Business Combination within the Combination Period, or during the Extension Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On February 14, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”), at which the Company’s shareholders approved (i) an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors and (ii) an amendment to the Company’s investment management trust agreement, dated as of February 11, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate the Business Combination from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, by extending on a monthly basis. Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on February 14, 2023.

In connection with the votes taken at the First Extraordinary General Meeting of shareholders, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643. The funds were redeemed from the Trust Account on February 23, 2023.

From February 2023 to December 2023, the Company deposited eleven tranches of $75,000, for an aggregate of $825,000, into the Trust Account, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to January 17, 2024. In January 2024, the Company deposited another $75,000 into the Trust Account, to extend the date that the Company has to consummate the Business Combination to February 17, 2024. All these deposits were made by proceeds received from the Sponsor under the Extension Note as discussed below.

On February 16, 2024, the Company held another extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the Company’s shareholders approved i) to extend the date by which the Company has to consummate the Business Combination from February 17, 2024 up to three times by one month each to March 17, 2024, April 17, 2024, or May 17, 2024, subject to the Sponsor or one or more of its affiliates, members or third-party designees (the “Lender”), will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender and (ii) an amendment to the Company’s IMTA to extend the date by which the Company has to consummate the Business Combination up to three times for one month each from February 17, 2024 to March 17, 2024, April 17, 2024 or May 17, 2024 (the “IMTA Amendment No.2”). On February 16, 2024, Catcha and Continental entered into the IMTA Amendment No.2.

In connection with the votes taken at the Second Extraordinary General Meeting of shareholders, holders of an additional 641,303 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 23, 2024. As a result, 1,573,556 Class A ordinary shares subject to possible redemption, amounting to approximately $17.8 million were still outstanding after redemption.

On each of February 22, 2024, March 21, 2024 and April 19, 2024, using the proceeds received under the 2024 Extension Note No. 1, the Company deposited $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024.

On May 15, 2024, the Company held another extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved to extend the date by which the Company has to consummate the Business Combination from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024 (hereinafter, the “Extended Termination Date”), subject to that the Lender will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender.

In connection with the votes taken at the Third Extraordinary General Meeting of shareholders on May 15, 2024, holders of an additional 208,674 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928. The funds were redeemed from the Trust Account on May 20, 2024. As a result, 1,364,882 Class A ordinary shares subject to possible redemption, amounting to approximately $15.7 million were still outstanding after the redemption.

On May 15, 2024, the Company issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor. The Note does not bear interest and matures upon closing of the Business Combination. If the Company completes the proposed Business Combination, it will repay the amounts loaned under the promissory notes or convert a portion or all of the amounts loaned under such promissory notes into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete the proposed Business Combination by the final applicable Extended Termination Date, such promissory notes will be repaid only from funds held outside of the Trust Account.

On May 24, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to June 17, 2024.

On May 10, 2024, the Company determined to postpone its extraordinary general meeting of shareholders relating to shareholder approval of the Company’s entry into a Business Combination Agreement and a related Merger and Plan of Merger (the “Business Combination Meeting”), from the previously scheduled date of May 15, 2024 to June 12, 2024.

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist Catcha’s Class A ordinary shares pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement.

On February 23, 2024, the Company submitted a written request to NYSE asking for the review of the delisting determination by a Committee of the Board of Directors of the Exchange. Up to the date the financial statements were issued, the Company’s Class A ordinary shares have not been suspended and will continue to trade.

The Company has an NYSE appeal hearing scheduled for July 17, 2024.

The Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares (the “Founder Shares”) and public shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s third amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of its public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or during the Extension Period or (B) with respect to any other provision relating to the rights of holders of its Class A ordinary shares, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and public shares they hold if the Company fails to consummate the Business Combination within the Combination Period or during the Extension Period.

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

On January 31, 2024, the Business Combination Agreement was amended to (i) remove the closing condition in Section 9.2(f) of the Business Combination Agreement which would have required the Company to have satisfied the minimum cash condition of at least US$20,000,000 and (ii) allow for listing of the PubCo ordinary shares on either the NYSE or Nasdaq.

On February 14, 2024, the SEC declared the registration statement on Form F-4 with respect to the Business Combination effective.

On February 16, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing (as defined in the Business Combination Agreement) have not been satisfied or waived from February 17, 2024 to May 17, 2024, In addition, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the Trust Account to pay dissolution expenses in the event of the liquidation of the Trust Account.

On May 21, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing have not been satisfied or waived from May 17, 2024 to June 17, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 17, 2024, the parties do not receive notice from Nasdaq, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination. The non-solicitation provisions of the Business Combination Agreement were amended to expire on May 31, 2024, unless Crown has received notice that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination on Nasdaq, NYSE American or another national securities exchange acceptable to Crown.

On June 11, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing have not been satisfied or waived from June 17, 2024 to June 28, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 28, 2024, the parties do not receive notice from Nasdaq, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination.

On June 12, 2024, Catcha held an extraordinary general meeting of shareholders (the “Fourth Extraordinary General Meeting”) pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing have not been satisfied or waived by May 17, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, and (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $30,850 in cash outside of the Trust Account and working capital deficit of $9,345,634.

On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 (the “$1.5 Million Convertible Promissory Note”) from the Sponsor. As of December 31, 2023, the Company had $1,134,578 in principal outstanding under such note, with a fair value of $675,934. As of the issuance date of these financial statements, the Company received a total of $1,431,995 principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Loan”) from the Sponsor. Using these loans received, the Company deposited twelve tranches of $75,000, totaling $900,000, into the Trust Account from February 2023 to January 2024, to extend the date by which the Company must complete a Business Combination to February 14, 2024.

On March 9, 2023, the Company entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to the Company (the “Capital Contribution Note”) as discussed in Note 7. As of December 31, 2023, the Company had received the entire $300,000 funding under such note (see Note 6).

On March 27, 2024, the Company issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which the Company may borrow up to $141,620.04 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

On March 29, 2024, the Company issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor for working capital purposes. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note).

On May 15, 2024, the Company issued the 2024 Extension Note No. 2 to the Sponsor, pursuant to which the Company may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

On February 22, 2024, March 21, 2024 and April 19, 2024, the sponsor deposited three tranches of $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024. On May 23, 2024, the sponsor deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to June 17, 2024.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company additional funds as may be required. Management will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination. No additional funding has been received under this arrangement. However, management expects the Company to continue to incur significant costs in pursuit of the consummation of a Business Combination and current funds, committed or otherwise, may not be sufficient to operate the Company for at least the 12 months following the issuance of the financial statements contained herein. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 17, 2024 (subject to the Company making the required monthly deposits of $40,946 to extend the date by which to consummate the Business Combination each month up through August 17, 2024) or such earlier date as is determined by the Company’s board of directors, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation, subsequent dissolution and the liquidity issues described above raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024 or such earlier date as is determined by the Company’s board of directors.

Risks and Uncertainties

Management is currently evaluating the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the current wars, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or the closing of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,850 and $20,706 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

Cash and Investments Held in Trust Account

In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account are now maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation. Prior to liquidating the money market funds, the Company’s portfolio of investments was comprised primarily of U.S. Treasury securities. The Company classified its money market funds as trading securities in accordance with ASC Topic 320, “Investments-Debt Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from Trust Account in the accompanying statements of operations.

As of December 31, 2023 and 2022, respectively, the assets held in the Trust Account were $24,782,259 and $304,086,289.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company could be exposed to significant risks on the funds held in trust account.

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments.

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

Offering costs in the aggregate of $16,236,137 were charged to shareholders’ equity (deficit) (consisting of $5,724,193 in underwriting fees, $10,017,338 in deferred underwriting fees, and $494,606 in other offering costs), and offering costs in the aggregate of $795,046 were recorded as other income (loss) (consisting of $275,807 in underwriting fees, $482,662 in deferred underwriting fees, and $36,577 in other offering costs) during the three months ended March 31, 2021. On August 10, 2023, the underwriter waived its entitlement to the deferred underwriting fees, see Note 10.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

In connection with the extraordinary general meeting of shareholders held on February 14, 2023, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643, which includes interest of $5,052,233.

At December 31, 2023 and 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption as of December 31, 2021	30,000,000	$300,084,603
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	4,001,686
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	304,086,289
Add: Accretion of interest income to Class A ordinary shares subject to redemption	—	2,774,613
Add: Accretion of extension deposit to Class A ordinary shares subject to redemption	—	825,000
Less: Class A ordinary shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of December 31, 2023	2,214,859	$24,782,259

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $916,114 as of the issue dates (including $542,729 under the $1.5 Million Convertible Promissory Note and $373,385 under the Extension Note). For the year ended December 31, 2023, $1,043,464 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of shareholders’ deficit. As of December 31, 2023, the fair value of the Convertible Promissory Notes was $675,934 under the $1.5 Million Convertible Promissory Note and the fair value of the convertible promissory note was $491,502 under the Extension Note, respectively. For the year ended December 31, 2023, the Company recognized an unrealized loss of $118,117 attributable to the change in fair value of the Convertible Promissory Note and an unrealized loss of $133,205 attributable to the change in fair value of the Working Capital Loan, respectively, in the statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date. The $1,059,720 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying statement of operations for the year ended December 31, 2023. As of December 31, 2023, the fair value of the Capital Contribution Note was $2,200,291. For the year ended December 31, 2023, the Company recognized $840,571 unrealized loss on fair value changes of the Capital Contribution Note in the statements of operations.

October 2023 Subscription Agreement

The Company analyzed the October 2023 Subscription Agreement (as defined in Note 8) under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares (as defined in Note 8) issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination (as defined in Note 8) feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a loan which is representative of a liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations. As a result, the Company will record the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470.

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

The Company accounts for the warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of December 31, 2023 and 2022, there were 15,333,333 public and private warrants outstanding (not including the 1,306,385 and 0 warrants as of December 31, 2023 and 2022, respectively, that could be issued upon conversion of the Convertible Promissory Notes).

Net (Loss) Income Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, the 1,306,385 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, the 330,000 potential ordinary shares (including 30,000 shares in consideration of the $300,000 principal amount outstanding under the Capital Contribution Note, if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00, and 300,000 shares in consideration of the Capital Calls as described in Note 7) and the 750,000 Subscription Shares (as defined in Note 8) that will be issued to Polar at the Closing were excluded from diluted earnings per share for the periods ended December 31, 2023 and 2022 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods. In addition, any shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(2,697,319)	$(3,492,326)	$9,293,085	$2,323,271
Denominator:
Weighted-average shares outstanding	5,792,672	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per share	$(0.47)	$(0.47)	$0.31	$0.31

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands and Singapore are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company will adopt this guidance on January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on these financial statements.

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

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invests only in direct U.S. government treasury obligations. In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account are now maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial Business Combination and liquidation.

Warrants

As of December 31, 2023, there were 10,000,000 public warrants and 5,333,333 Private Placement Warrants outstanding (not including the 1,306,385 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the Sponsor holding an additional 718,750 Class B ordinary shares for an aggregate of 7,906,250 Class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On February 17, 2021, J.P. Morgan partially exercised its over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of December 31, 2023 and 2022, there were 7,500,000 Founder Shares issued and outstanding.

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

Due to Related Party

As of December 31, 2023 and 2022, the amount due to related party was $241,366 and $125,625, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below.

Convertible Promissory Notes

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “Extension Note” and, together with the “1.5 Million Convertible Promissory Note” as described below, the “Convertible Promissory Notes”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “Extension Note”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants that were issued in connection with the IPO. The terms of the Extension Loan Warrants will be identical to those of the Private Placement Warrants. The Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Extension Note).

The Extension Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in the statement of operations. As of December 31, 2023, $825,000 was drawn under the Extension Note, with an initial fair value of $373,385 at the issuance dates. The difference of $451,615, between the withdrawals of $825,000 and the fair value at the issuance dates of $373,385, was recorded in additional paid-in capital in the accompanying statement of changes in shareholders’ deficit for the year ended December 31, 2023. As of December 31, 2023, the Extension Note was presented at its fair value of $491,502, as Convertible Promissory Note on the accompanying balance sheet (see Note 9). Up to the date that the financial statements were issued, the Company had received $900,000 for the extension deposits under the Extension Note.

For the year ended December 31, 2023, the Company recorded $118,117 unrealized loss on fair value changes of the Extension Note in the accompanying statement of operations.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of December 31, 2023 and 2022, $1,134,578 and $0 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received a total of $1,431,995 for working capital purposes under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of December 31, 2023, $1,134,578 was drawn down under such loan, with an initial fair value of $542,729 at the issuance dates. The difference of $591,849, between the withdrawal of $1,134,578 and the fair value at the issuance dates of $542,729, was recorded in additional paid-in capital in the accompanying statement of changes in shareholders’ deficit. As of December 31, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $675,934 as a Working Capital Loan on the Company’s accompanying balance sheets. As of December 31, 2022, the Company had no borrowings under the $1.5 Million Convertible Promissory Note (see Note 9).

For the year ended December 31, 2023, the Company recorded $133,205 unrealized loss on fair value changes of the $1.5 Million Convertible Promissory Note in the accompanying statement of operations.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company were first listed on the NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For each of the years ended December 31, 2023 and 2022, respectively, the Company incurred $120,000 in expenses in connection with such services and paid in aggregate of $5,065 of these fees during the year ended December 31, 2023. All such expenses were recorded in the accompanying statements of operations. As of December 31, 2023 and 2022, respectively, administrative service fees of $240,935 and $125,625 were unpaid and are included in due to related party on the accompanying balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. NOTE RECEIVABLE

On October 27, 2023, the Company and Crown entered into a promissory note (“Promissory Note”) whereby the Company agreed to provide a loan in the principal amount of $750,000 to Crown to fund working capital until the Closing. Crown has agreed to repay the $750,000 to the Company within ten (10) business days of the Company providing Crown with written notice of demand after the Closing. In the event the Business Combination Agreement is terminated or the Business Combination does not close by February 17, 2024 (which was subsequently extended to June 17, 2024, and then to June 28, 2024), Crown has agreed to transfer, or cause to be transferred to the Company within ten (10) business days of the termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of the Company, $1,000,000 in cash and a number of shares of Crown’s common equity equal to 1.5% of the outstanding common equity (on a fully diluted basis) as of the date of the termination. This agreement was entered into concurrently with the October 2023 Subscription Agreement (as defined and discussed further in Note 8). On October 30, 2023, the Company advanced $750,000 to Crown.

The Company analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. During the subsequent measurement period, the Company recorded an increase in expense in the amount of $21,536 associated with changes in the fair value of the Derivative Asset - Note Receivable as of December 31, 2023. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred.

To value the Derivative Asset – Note Receivable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model include 1) volatility of 35.5%; 2) risk– free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%.

NOTE 7. CAPITAL CONTRIBUTION NOTE

On March 9, 2023, the Company entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described in Note 5 above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay Polar an amount equal to Capital Calls funded under the March 2023 Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the March 2023 Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor or the Company’s cash accounts after paying any outstanding third party invoices (excluding any due to the Sponsor), not including the Company’s Trust Account, will be paid to Polar within five (5) days of the liquidation.

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of December 31, 2023, the entire $300,000 funding was received under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $1,359,720. The difference of $1,059,720, between the $300,000 principal and the initial fair value of $1,359,720, was recorded as expenses in the accompanying statement of operations for the period ended December 31, 2023. As of December 31, 2023, the Capital Contribution Note was presented at its fair value of $2,200,291 on the accompanying balance sheets (see Note 8).

For the year ended December 31, 2023, the Company recorded $840,571 unrealized loss on fair value changes of the Capital Contribution Note in the accompanying statement of operations.

NOTE 8. SUBSCRIPTION AGREEMENT–- POLAR

On October 25, 2023, the Company, the Sponsor and Polar entered into an additional (see Note 7) subscription agreement (the “October 2023 Subscription Agreement”), pursuant to which Polar agreed to fund a capital contribution of $750,000 (the “SPAC Loan”), without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 Class A ordinary shares (the “Subscription Shares”) to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. In the event that: (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by February 17, 2024 (or such other date as the parties to the Business Combination Agreement shall agree) (the “Termination”), the Sponsor and the Company, jointly and severally, agreed to transfer, or cause to be transferred to Polar within ten business days of the Termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of Polar, $1,000,000 in cash and, a number of shares of Crown’s common equity equal to 1.5% of its outstanding common equity (on a fully diluted basis) as of the date of Termination (either (A) or (B) above, the “Catcha Termination Payment”). If a Catcha Termination Payment is not made within ten business days of the Termination, the Sponsor and the Company agreed to transfer, or cause to be transferred, warrants that entitle Polar to purchase a number of shares of Crown’ common equity equal to 0.30 percent per annum of the outstanding Crown common equity (on a fully-diluted basis) at exercise, for a price per share of $0.01 (the “Crown Warrants”), accruing monthly (for each month from the date of the Termination until the time that Polar receives the full amount of the Catcha Termination Payment, so that for each such month, a Crown Warrant shall be issued to Polar for a number of shares equal to the total number of shares of outstanding common equity of Crown on a fully diluted basis multiplied by 0.00025). The Crown Warrants are exercisable pursuant to terms set forth in the October 2023 Subscription Agreement.

The Company analyzed the October 2023 Subscription Agreement under ASC 480   “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations (hereinafter, the “Derivative Liability – Note Payable”). As a result, the Company recorded the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. As of December 31, 2023, the Company received $750,000 under the October 2023 Subscription Agreement. As of December 31, 2023, the fair value of the Derivative Liability — Note Payable was $2,689,364; therefore, the Company recorded an increase in expense in the amount of $21,536 associated with changes in the fair value of the Derivative Liability — Note Payable as of December 31, 2023. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred.

To value the Derivative Liability – Note Payable at issuance date the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model include 1) volatility of 35.5%; 2) risk–- free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Derivative Asset — Note Receivable	$2,689,364		$—	$2,689,364
Liabilities:
Warrant Liability–Public Warrants	400,000	$—	400,000	—
Warrant Liability–Private Placement Warrants	221,969	—	221,969	—
Working Capital Loans	675,934	—	—	675,934
Promissory Note-Related Party	491,502	—	—	491,502
Capital Contribution Note	2,200,291	—	—	2,200,291
Derivative Liability — Note Payable	2,689,364	—	—	2,689,364
Total	$6,679,060	$—	$621,969	$6,057,091

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and investments held in Trust Account - Trading Securities	$304,086,289	$304,086,289	$—	$—
	$304,086,289	$304,086,289	$—	$—
Liabilities
Warrant Liability – Public Warrants	$42,000	$42,000	$—	$—
Warrant Liability – Private Placement Warrants	26,660	—	26,660	—
	$68,660	$42,000	$26,660	$—

The warrants, Working Capital Loans, the Extension Note, the Capital Contribution Note and the October 2023 Subscription Agreement are accounted for as liabilities   in accordance with ASC 815-40 and are presented within warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable, respectively, in the accompanying balance sheets. The warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations. The excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of shareholders’ equity. The excess of fair value over proceeds at issuance was recorded as expenses in the accompanying statement of operations.

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

The fair value of the public warrant liability was classified as Level 1 as of December 31, 2022 due to it publicly trading on NYSE. As of December 31, 2023, the fair value of the public warrant liability was re-classified as Level 2 due to the insufficient trading volume.

As of December 31, 2023 and 2022, the Private Placement Warrants were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private Placement Warrants, these inputs were classified as Level 2 as of December 31, 2023 and 2022.

The key inputs used in the Monte Carlo simulation for the Private Placement Warrants as of December 31, 2023 and 2022 were as follows:

Input	December 31, 2023	December 31, 2022
Public Warrant Price	0.040	0.004
Risk-free interest rate	5.17%	4.74%
Expected term (years)	5.13	5.31
Expected volatility	1.4%	5.4%
Stock price	$11.13	$10.09
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	60%	50%

Convertible Promissory Notes (Extension Note and Working Capital Loan)

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs or weighted average inputs, as applicable, for discounted cash flow analysis at initial draw dates and December 31, 2023 were as follows:

Input	December 31, 2023	Initial Draw Dates (February 22, 2023 - December 28, 2023)
Risk-free interest rate for warrant	3.84%	3.54-4.89%
Risk-free interest rate for debt	5.54%	4.82-5.60%
Term of Debt Conversion (years)	0.13	0.32-0.14
Term of Warrant Conversion (years)	5.00	5.00-5.80
Expected volatility	1.4%	0.1-4.1%
Iterated/Market Stock price	$11.13	$10.20-11.13
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.5	$1.5
Likelihood of Completing a Business Combination	60%	40-100%

Activity for the year ended December 31, 2023 for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) was as follows:

	Extension Note	Working Capital Loan
Cash Proceeds from Convertible Promissory Notes	$825,000	$1,134,578
Excess of proceeds over fair value at issuance	(451,615)	(591,849)
Change in fair value	118,117	133,205
Fair value as of December 31, 2023	$491,502	$675,934

Capital Contribution Note

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs or weighted average inputs, as applicable, for PWERM at December 31, 2023 and the initial draw dates of March 24, 2023 and May 24, 2023 were as follows:

Input	December 31, 2023	Initial Draws
Risk-free interest rate	5.50%	4.6-4.84%
Estimated Term (years)	0.13	0.72-1.34
Expected volatility	1.4%	2.6-3.4%
Iterated/Market Stock price	$11.13	$10.23-10.33
Likelihood of Completing a Business Combination	60%	40%
Consideration for the Capital Call(s)- in shares	300,000	300,000

Activity for the period ended December 31, 2023 for the Capital Contribution Note was as follows:

Polar
Cash Proceeds from Capital Contribution Note	$300,000
Excess of fair value over proceeds at issuance	1,059,720
Change in fair value	840,571
Fair value of the Capital Contribution Note as of December 31, 2023	$2,200,291

Derivative Liability — Note Payable

Valuation of the Derivative Liability — Note Payable was determined using a Black -Scholes model with the remaining term, associated risk -free rate, share price, comparable guideline company volatility and no expected dividends. The key inputs for Black -Scholes model at the initial draw date of October 25, 2023 and December 31, 2023 were as follows:

Input	December 31, 2023	October 25, 2023
Risk-free interest rate	5.50%	5.6%
Estimated Term (years)	0.13	0.31
Expected volatility	38.1%	35.5%
Iterated/Market Stock price	$11.13	$10.95
Fair Value of 1.5% Shares of Crown	6,606,000	6,606,000
Exercise Price	$750,000	$750,000

The fair value of 1.5% Shares of Crown is based on a $600 million equity value of a 100% interest in Crown. The Company adjusted this value based on a discount of 26.6% for lack of marketability.

Activity for the period ended December 31, 2023 for the Derivative Liability — Note Payable was as follows:

Polar
Fair value of Derivative Liability — Note Payable at initial withdrawal day, October 25, 2023	$2,667,828
Change in fair value	21,536
Fair value of the Derivative Liability — Note Payable as of December 31, 2023	$2,689,364

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriter of the IPO is entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee was included as a liability on the balance sheet as of December 31, 2022.

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

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the period ended December 31, 2023, the Company recorded $625,000 of such advisory service fee in the accompanying statement of operations. As of December 31, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000, which was included in accounts payable and accrued expenses on the Company’s accompanying balance sheet.

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

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”) in connection with the Business Combination. The Company shall pay CCM (i) an advisor fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination. As of December 31, 2023, no fees are currently payable under the aforementioned arrangement.

NOTE 11. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding (see Note 12).

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no Class A ordinary shares issued and outstanding, excluding 2,214,859 and 30,000,000 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at the Closing, including 300,000 shares in consideration of Capital Calls as described in Note 7 and 30,000 shares (if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00 at the Closing) in consideration of the $300,000 withdrawal of the Capital Contribution Note as of December 31, 2023, were not shown as outstanding as of December 31, 2023 or 2022.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At December 31, 2023 and 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s third amended and restated memorandum and articles of association, or as required by applicable provisions of the Cayman Islands Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement Amendments

On January 31, 2024, the Business Combination Agreement was amended to (i) remove the closing condition in Section 9.2(f) of the Business Combination Agreement which would have required the Company to have satisfied the minimum cash condition of at least US$20,000,000 and (ii) allow for listing of the PubCo ordinary shares on either the NYSE or Nasdaq.

On February 16, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing (as defined in the Business Combination Agreement) have not been satisfied or waived from February 17, 2024 to May 17, 2024 (and subsequently extended as described below). In addition, the Company agreed to waive its right under its amended and restated memorandum and articles of association to withdraw up to $100,000 of the interest earned on the funds held in the Trust Account to pay dissolution expenses in the event of the liquidation of the Trust Account.

On February 14, 2024, the SEC declared the registration statement on Form F-4 with respect to the Business Combination effective.

On May 21, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing have not been satisfied or waived from May 17, 2024 to June 17, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 17, 2024, the parties do not receive notice from Nasdaq, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination. The non-solicitation provisions of the Business Combination Agreement were amended to expire on May 31, 2024, unless Crown has received notice that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination on Nasdaq, NYSE American or another national securities exchange acceptable to Crown.

On June 11, 2024, the Business Combination Agreement was further amended to extend the date on which the Business Combination Agreement may be terminated if the conditions to the Closing have not been satisfied or waived from June 17, 2024 to June 28, 2024. Also, the parties have agreed that the Business Combination Agreement may be terminated by Crown in the event that prior to June 28, 2024, the parties do not receive notice from Nasdaq, NYSE American, or another national securities exchange acceptable to Crown, that the post-business combination public company common stock shall be approved for listing upon the closing of the Business Combination.

On June 12, 2024, Catcha held its Fourth Extraordinary General Meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

Business Combination – Other Agreements

April 2024 Notes

On April 30, 2024, PubCo entered into subscription agreements with certain investors with respect to convertible promissory notes issuable upon closing of the Business Combination (the “April 2024 Notes”) with an aggregate original principal amount of $1.05 million for an aggregate purchase price of $1.0 million, reflecting a 5% original issue discount.

The April 2024 Notes bear interest at an annual rate of 10% and mature on the first anniversary of the issuance of the applicable note (the date of such issuance, the “Issuance Date”). Interest on the April 2024 Notes is payable in cash or in-kind through the issuance of additional April 2024 Notes, at the option of PubCo.

The April 2024 Notes are convertible into PubCo ordinary shares at the option of the holder. The number of ordinary shares issuable upon conversion of the April 2024 Notes is determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal of a note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such principal of the applicable note, and (C) any other unpaid amounts, if any. “Conversion Price” means $10.00 initially at the date of issuance of the April 2024 Notes. The Conversion Price will reset to 95% of the lowest closing volume weighted average price observed over the 5 trading days immediately preceding the 180th calendar day following the Issuance Date, subject to a minimum price of $2.50 (the “Minimum Price”).

PubCo has the option to redeem the April 2024 Notes in full at any time after the Issuance Date and prior to maturity thereof upon 10 Trading Days’ (as defined in the April 2024 Notes) notice for cash at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon.

PIPE

On May 6, 2024, PubCo and the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) for a private placement (the “PIPE”) with certain accredited investor (the “Purchaser”). Pursuant to the PIPE Subscription Agreement, the Purchaser has agreed to purchase an aggregate of 176,470 PubCo Ordinary Shares, at a price per share of $8.50, representing aggregate gross proceeds of $1.5 million.

On May 14, 2024, PubCo and the Company entered into additional subscription agreements (together with the PIPE Subscription Agreement above, the “PIPE Subscription Agreements”) for a private placements with certain accredited investor who are existing shareholders of Crown (the “Existing Shareholder Purchasers”). Pursuant to the PIPE Subscription Agreement, the Existing Shareholder Purchasers have agreed to purchase an aggregate of 26,393 PubCo Ordinary Shares (together with the PubCo Ordinary Shares to be purchased by the Purchaser, the “PIPE Shares”), at a price per share of $10.00, representing aggregate gross proceeds of $263.9 thousand.

Securities Lending Agreement

On May 22, 2024, PubCo entered into a securities lending agreement (the “Securities Lending Agreement”) with Millennia Capital Partners Limited (the “Lender”) pursuant to which the Lender agreed to loan PubCo up to $4.0 million (the “Loan”) at fifty-five (55%) Loan to Value of the current market value of 730,000 shares of Crown pledged to the Lender (“Transferred Collateral”). “Loan to Value” means the ratio of the Loan to the value of the Transferred Collateral, calculated by dividing the amount borrowed by the fair market value of the Transferred Collateral. The Loan matures thirty-six (36) months after the Closing Date (as defined in the Securities Lending Agreement) and bears interest at an annual rate of 6.0% to be paid quarterly.

Securities Purchase Agreement

On June 4, 2024, PubCo entered into a a definitive securities purchase agreement (the “Securities Purchase Agreement”; together with the April 2024 Notes, the PIPE and the Securities Lending Agreement, the “Financing Agreements”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”).

Redemptions and Extensions

On February 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the Company’s shareholders approved i) to extend the date by which the Company has to consummate the Business Combination from February 17, 2024 up to three times by one month each to March 17, 2024, April 17, 2024, or May 17, 2024, subject to that the Sponsor, or one or more of its affiliates, members or third-party designees (the “Lender”), will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender and (ii) an amendment to the Company’s IMTA to extend the date by which the Company has to consummate the Business Combination up to three times for one month each from February 17, 2024 to March 17, 2024, April 17, 2024 or May 17, 2024 (the “IMTA Amendment No.2”). On February 16, 2024, Catcha and Continental entered into the IMTA Amendment No.2.

In connection with the votes taken at the Second Extraordinary General Meeting of shareholders, holders of an additional 641,303 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 22, 2024.

In January 2024, using the proceeds received under the Extension Note, the Company deposited another $75,000 into the Trust Account, to extend the date that the Company has to consummate the Business Combination to February 17, 2024.

On each of February 22, 2024, March 21, 2024 and April 19, 2024, using the proceeds received under the 2024 Extension Note No. 1, the Company deposited $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024.

On May 15, 2024, the Company held another extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved to extend the date by which the Company has to consummate the Business Combination from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024, subject to that the Lender will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender.

In connection with the votes taken at the Third Extraordinary General Meeting of shareholders, holders of an additional 208,674 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928. The funds were redeemed from the Trust Account on May 20, 2024. As a result, 1,364,882 Class A ordinary shares subject to possible redemption, amounting to approximately $15.7 million are still outstanding after the redemption.

On May 24, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to June 17, 2024.

On May 10, 2024, the Company determined to postpone its extraordinary general meeting of shareholders relating to shareholder approval of the Company’s entry into a Business Combination Agreement and a related Merger and Plan of Merger (the “Business Combination Meeting”), from the previously scheduled date of May 15, 2024 to June 12, 2024.

Additional Financing

On March 27, 2024, the Company issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which the Company may borrow up to $141,620 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

On March 29, 2024, the Company issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the private placement warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note).

On May 15, 2024, the Company issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor. The Note does not bear interest and matures upon closing of the Business Combination. If the Company completes the proposed Business Combination, it will repay the amounts loaned under the promissory notes or convert a portion or all of the amounts loaned under such promissory notes into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete the proposed Business Combination by the final applicable Extended Termination Date, such promissory notes will be repaid only from funds held outside of the Trust Account.

NYSE Notice

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist Catcha’s Class A ordinary shares pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement.

On February 23, 2024, the Company submitted a written request to NYSE asking for the review of the delisting determination by a Committee of the Board of Directors of the Exchange. Up to the date the financial statements were issued, the Company’s Class A ordinary shares have not been suspended and will continue to trade.

On April 17, 2024, the Company received a written notice from NYSE American indicating that the Company was not in compliance with NYSE American’s continued listing standards because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was due on April 16, 2024.

In accordance with Section 1007 of the NYSE American Company Guide, the Company will have six months from April 16, 2024 (the “Initial Cure Period”), to file the Form 10-K with the SEC. If the Company fails to file the Form 10-K during the Initial Cure Period, NYSE American may, in its sole discretion, provide an additional six-month cure period (the “Additional Cure Period”). The Company can regain compliance with the Exchange’s continued listing standards at any time during the Initial Cure Period or Additional Cure Period, as applicable, by filing the Form 10-K and any subsequent delayed filings with the SEC.

The Company has an NYSE appeal hearing scheduled for July 17, 2024.

Class B Ordinary Shares Conversion

On May 13, 2024, the Sponsor delivered notice of conversion of an aggregate of 7,350,350 Class B Ordinary Shares of the Company, into an equal number of Class A Ordinary Shares of the Company (the “Conversion”). The 7,350,350 Class B Shares, representing approximately 81% of the total issued and outstanding Class A Shares after the Conversion, issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as further described in the Company’s definitive merger proxy statement/prospectus on Schedule 14A filed with the Securities and Exchange Commission on February 15, 2024 (“Definitive Merger Proxy Statement”). Up to the date of the financial statements were issued, the outstanding Class A ordinary shares and Class B ordinary shares are 8,715,232 and 149,650, respectively. The Company evaluated the effect of the Conversion and concluded that the Conversion has no impact to the Company’s shareholders’ deficit.