Form 10-Q
period 2024-03-31
Catcha Investment Corp
filed 2024-06-24
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 21, 2024, 8,715,232 shares of Class A ordinary shares (including 7,350,350 shares that were converted from Class B ordinary shares), par value $0.0001, and 149,650 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

CATCHA INVESTMENT CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023

Assets
Cash	$2,950	$30,850
Prepaid expenses	7,978	10,161
Note receivable, net of original issuance discount	750,000	750,000
Derivative asset — Note Receivable, at fair value	2,392,590	2,689,364
Total current assets	3,153,518	3,480,375

Cash and investments held in Trust Account	17,973,163	24,782,259
Total Assets	$21,126,681	$28,262,634

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$7,144,512	$5,777,552
Due to Related Party	271,366	241,366
Convertible Promissory Note, at fair value	637,856	491,502
Working Capital Loan, at fair value	755,112	675,934
Note payable, net of original issuance discount	750,000	750,000
Derivative Liability — Note Payable, at fair value	2,392,590	2,689,364
Capital Contribution Note, at fair value	2,418,829	2,200,291
Total current liabilities	14,370,265	12,826,009

Warrant liability	1,533,333	621,969
Total liabilities	15,903,598	13,447,978

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 1,573,556 and 2,214,859 shares at redemption value of $11.42 and $11.19 per share as of March 31, 2024 and December 31, 2023, respectively	17,973,163	24,782,259

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 1,573,556 and 2,214,859 shares subject to possible redemption, respectively) at March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	750	750
Additional paid-in capital	—	—
Accumulated deficit	(12,750,830)	(9,968,353)
Total shareholders’ deficit	(12,750,080)	(9,967,603)
Total Liabilities and Shareholders’ Deficit	$21,126,681	$28,262,634

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$1,469,673	$909,935
Loss from operations	(1,469,673)	(909,935)

Other (expenses) income:
Interest income from Trust Account	262,495	1,943,762
Excess of fair value of Capital Contribution Note over proceeds at issuance	—	(1,104,618)
Change in fair value of Convertible Promissory Note	(41,955)	(234)
Change in fair value of Working Capital Loan	(52,018)	(667)
Change in fair value of Capital Contribution Note	(218,538)	(4,130)
Change in fair value of warrant liability	(911,364)	(112,509)
Change in fair value of Derivative Asset – Note Receivable	(296,774)	—
Change in fair value of Derivative Liability – Note Payable	296,774	—
Total other (expenses) income, net	(961,380)	721,604

Net loss	$(2,431,053)	$(188,331)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	1,904,778	16,724,877
Basic and diluted net loss per share	$(0.26)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	7,500,000	7,500,000
Basic and diluted net loss per share	$(0.26)	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,500,000	$750	$—	$(9,968,353)	$(9,967,603)
Excess of proceeds from Convertible Promissory Note and Working Capital Loan over fair value at issuance (Note 5)	—	—	—	—	—	80,484	80,484
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	—	—	—	—	—	(169,413)	(169,413)
Accretion of interest income to Class A ordinary shares subject to possible redemption	—	—	—	—	—	(262,495)	(262,495)
Net loss	—	—	—	—	—	(2,431,053)	(2,431,053)
Balance as of March 31, 2024	—	$—	7,500,000	$750	$—	$(12,750,830)	$(12,750,080)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,500,000	$750	$—	$(11,239,897)	$(11,239,147)
Excess of proceeds from Convertible Notes over fair value at issuance	—	—	—	—	—	263,626	263,626
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	—	—	—	—	—	(150,000)	(150,000)
Accretion of interest income to Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,943,762)	(1,943,762)
Net loss	—	—	—	—	—	(188,331)	(188,331)
Balance as of March 31, 2023	—	$—	7,500,000	$750	$—	$(13,258,364)	$(13,257,614)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,431,053)	$(188,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(262,495)	(1,943,762)
Excess of fair value of Capital Contribution Note over proceeds at issuance	—	1,104,618
Change in fair value of warrant liability	911,364	112,509
Change in fair value of Convertible Promissory Note	41,955	234
Change in fair value of Working Capital Loan	52,018	667
Change in fair value of Capital Contribution Note	218,538	4,130
Change in fair value of Derivative Asset — Note Receivable	296,774	—
Change in fair value of Derivative Liability — Note Payable	(296,774)	—
Changes in current assets and current liabilities:
Prepaid expenses	2,183	(44,098)
Accounts payable and accrued expenses	1,366,960	540,360
Due to related party	30,000	30,000
Net cash used in operating activities	(70,530)	(383,673)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(169,413)	(150,000)
Cash withdrawn from Trust Account in connection with redemption	7,241,004	282,903,643
Net cash provided by investing activities	7,071,591	282,753,643

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan ($1.5 Million Convertible Promissory Note as disclosed in Note 1)	42,630	278,564
Proceeds from issuance of Convertible Promissory Note (Extension Note as disclosed in Note 5)	169,413	150,000
Proceeds from issuance of Capital Contribution Note (subscription agreement with Polar as disclosed in Note 7)	—	200,000
Payment of class A ordinary shares redemption	(7,241,004)	(282,903,643)
Net cash used in financing activities	(7,028,961)	(282,275,079)

Net Change in Cash	(27,900)	94,891
Cash – beginning of the period	30,850	20,706
Cash, end of the period	$2,950	$115,597

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Excess of proceeds from Convertible Promissory Notes and Working Capital Loan over fair value at issuance (Note 5)	$80,484	$263,626
Accretion of interest income to Class A ordinary shares subject to possible redemption	$262,495	$1,943,762
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	$169,413	$150,000

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the Initial Public Offering (as defined below), and after the Initial Public Offering, searching for a Business Combination target, the negotiation of the Business Combination Agreement described below and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form F-4 with respect to the Business Combination ( the “Form F-4”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in the trust account established at the consummation of the Initial Public Offering (the “Trust Account”) from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes，the Capital Contribution Note and fair value changes of the Derivative Asset – Note Receivable, and Derivative Liability – Note Payable (which are all described further in Notes 2 and 8) as other income (expense). The Company has selected December 31 as Its fiscal year end.

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

Transaction costs related to the IPO amounted to $17,031,183, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees (see Note 10), and $531,183 of other offering costs. Of the $17,031,183 transaction costs, $16,236,137 was charged to additional paid-in capital and $795,046 was allocated to the public and private warrants and recorded as other income (loss) during the three months ended March 31, 2021.

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

From February 2023 to December 2023, the Company deposited eleven tranches of $75,000, for an aggregate of $825,000, into the Trust Account, to extend the date that the Company has to consummate the Business Combination from February 17, 2023 to January 17, 2024. In January 2024, the Company deposited another $75,000 into the Trust Account, to extend the date that the Company has to consummate the Business Combination to February 17, 2024. All these deposits were made with proceeds received from the Sponsor under the Extension Note as discussed below.

On February 16, 2024, the Company held another extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the Company’s shareholders approved i) to extend the date by which the Company has to consummate the Business Combination from February 17, 2024 up to three times by one month each to March 17, 2024, April 17, 2024, or May 17, 2024, subject to that the Sponsor or one or more of its affiliates, members or third-party designees (the “Lender”), will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender and (ii) an amendment to the Company’s IMTA to extend the date by which the Company has to consummate the Business Combination up to three times for one month each from February 17, 2024 to March 17, 2024, April 17, 2024 or May 17, 2024 (the “IMTA Amendment No. 2”). On February 16, 2024, Catcha and Continental entered into the IMTA Amendment No. 2.

In connection with the votes taken at the Second Extraordinary General Meeting of shareholders, holders of an additional 641,303 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 23, 2024. As a result, 1,573,556 Class A ordinary shares subject to possible redemption, amounting to approximately $17.8 million are still outstanding after redemption.

On each of February 22, 2024, March 21, 2024 and April 19, 2024, using the proceeds received under the 2024 Extension Note No. 1, the Company deposited $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024.

On May 15, 2024, the Company held another extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved to extend the date by which the Company has to consummate the Business Combination from May 17, 2024 up to three times by one month each to June 17, 2024, July 17, 2024, or August 17, 2024 (“Extended Termination Date”), subject to that the Lender will deposit into the Trust Account for each month $0.03 for each then-outstanding ordinary share issued in the Company’s initial public offering that is not redeemed, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender.

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

On each of May 23, 2024 and June 20, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to July 17, 2024.

On May 10, 2024, the Company determined to postpone its extraordinary general meeting of shareholders relating to shareholder approval of the Company’s entry into a Business Combination Agreement and a related Merger and Plan of Merger (the “Business Combination Meeting”), from the previously scheduled date of May 15, 2024 to June 12, 2024.

On June 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extraordinary General Meeting”) pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of its Class A ordinary shares to exercise their right to redeem their shares for cash. In connection with the votes taken at the Fourth Extraordinary General Meeting, as of the date of these financial statements, the holders of 1,143,847 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $13,274,625. As a result, following satisfaction of such redemptions as of the date of these financial statements, Catcha will have 221,035 Class A ordinary shares outstanding and the balance in the Trust Account would be approximately $2,565,165. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

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

In connection with the Fourth Extraordinary General Meeting held on June 12, 2024, the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. In connection with the votes taken at the Fourth Extraordinary General Meeting, as of the date of these financial statements, the holders of 1,143,847 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $13,274,625. As a result, following satisfaction of such redemptions as of the date of these financial statements, Catcha will have 221,035 Class A ordinary shares outstanding and the balance in the Trust Account would be approximately $2,565,165. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

The Business Combination Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, without limitation, (i) upon the mutual written consent of the Company and Crown, (ii) by either the Company or Crown, if any of the conditions to the Closing have not been satisfied or waived by June 28, 2024, (iii) by the Company, on the one hand, or Crown, on the other hand, as a result of certain material breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period, (iv) by either the Company or Crown, if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently prohibiting the transactions contemplated by the Business Combination Agreement, (v) by the Company, on the one hand, or Crown, on the other hand, as a result of the failure by the counterparties to obtain approvals required for the Business Combination, and (vi) by the Company, if there has been a material adverse effect on each of Crown and its direct and indirect subsidiaries.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $2,950 in cash outside of the Trust Account and working capital deficit of $11,216,747.

On December 13, 2022, the Company issued an unsecured convertible promissory note (see Note 5) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 (the “$1.5 Million Convertible Promissory Note”) from the Sponsor. As of March 31, 2024, the Company had $1,177,208 principal outstanding under such note, with a fair value of $755,112. Up to the date that the financial statements were issued, the Company received a total of $1,500,000 principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

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

On March 9, 2023, the Company entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to the Company (the “Capital Contribution Note”) as discussed in Note 7. As of March 31, 2024, the Company had received the entire $300,000 funding under such note (see Note 7).

On March 27, 2024, the Company issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which the Company may borrow up to $141,620.04 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1). As of March 31, 2024, the Company withdrew $94,413 under the 2024 Extension Note No. 1. Up to the date that the financial statements were issued, the Company received the entire $141,620 principal under the 2024 Extension Note No. 1.

On March 29, 2024, the Company issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor for working capital purposes. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). As of March 31, 2024, the Company had no borrowing outstanding under the 2024 Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received a total of $54,565 principal for working capital purposes under the 2024 Convertible Promissory Note.

On May 15, 2024, the Company issued the 2024 Extension Note No. 2 to the Sponsor, pursuant to which the Company may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2). Up to the date that the financial statements were issued, the Company received a total of $81,893 principal under the 2024 Extension Note No. 2.

On February 22, 2024, March 21, 2024 and April 19, 2024, the sponsor deposited three tranches of $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024. On each of May 23, 2024 and June 20, 2024, the sponsor deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to July 17, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on June 17, 2024 (the “Annual Report”). The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in the Annual Report. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,950 and $30,850 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were $17,973,163 and $24,782,259, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company could be exposed to significant risks on the funds held in trust account.

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

In connection with the extraordinary general meeting of shareholders held on February 14, 2023, holders of 27,785,141 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.

In connection with the votes taken at the Second Extraordinary General Meeting of shareholders held on February 16, 2024, holders of an additional 641,303 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. The funds were redeemed from the Trust Account on February 22, 2024.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	$304,086,289
Add: Accretion of interest income to Class A ordinary shares subject to possible redemption	—	2,774,613
Add: Accretion of extension deposit to Class A ordinary shares subject to possible redemption	—	825,000
Less: Class A ordinary shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of December 31, 2023	2,214,859	24,782,259
Add: Accretion of interest income to Class A ordinary shares subject to possible redemption	—	262,495
Add: Accretion of extension deposit to Class A ordinary shares subject to possible redemption	—	169,413
Less: Class A ordinary shares redeemed, including interest	(641,303)	(7,241,004)
Class A ordinary shares subject to possible redemption as of March 31, 2024	1,573,556	$17,973,163

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Notes) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $1,047,673 as of the issue dates (including $569,889 under the $1.5 Million Convertible Promissory Note and $477,784 under the Extension Notes). For the three months ended March 31, 2024 and 2023, $80,484 and $263,626 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of shareholders’ deficit, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the Convertible Promissory Notes was $755,112 and $675,934, respectively, under the $1.5 Million Convertible Promissory Note and the fair value of the convertible promissory note was $637,856 and $491,502, respectively, under the Extension Notes, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized an unrealized loss of $41,955 and $234, respectively, attributable to the change in fair value of the Convertible Promissory Notes and unrealized loss of $52,018 and $667, respectively, attributable to the change in fair value of Working Capital Loan, respectively, in the condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date (March 24, 2023 and May 24, 2023). The $nil and $1,104,618 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying statement of operations for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the Capital Contribution Note was $2,418,829 and $2,200,291, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized $218,538 and $4,130 unrealized loss on fair value changes of the Capital Contribution Note in the condensed statements of operations.

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

The Company accounts for the warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of March 31, 2024 and December 31, 2023, there were 15,333,333 public and private warrants outstanding (not including the 1,447,747 and 1,306,385 warrants as of March 31, 2024 and December 31, 2023, that could be issued upon conversion of the Convertible Promissory Notes).

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. As of March 31, 2024, the 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, the 1,447,747 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, the 330,000 potential ordinary shares (as discussed above and as described in Note 7) and the 750,000 Subscription Shares (as defined in Note 8) that will be issued to Polar at the Closing were excluded from diluted net loss per share for the three months ended March 31, 2024 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As of March 31, 2023, the 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, 285,709 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, the 320,000 potential ordinary shares (including 20,000 shares in consideration of the $200,000 principal amount outstanding under the Capital Contribution Note, if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00, and 300,000 shares in consideration of the Capital Calls as described in Note 7) were excluded from diluted net loss per share for the three months ended March 31, 2023 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share is the same as basic net loss per share for the periods. In addition, any shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(492,369)	$(1,938,684)	$(130,024)	$(58,307)
Denominator:
Weighted-average shares outstanding	1,904,778	7,500,000	16,724,877	7,500,000
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.01)	$(0.01)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and 2023. The Company’s management determined that the Cayman Islands and Singapore are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted this guidance on January 1, 2024 and there was no material impact to its condensed financial statements.

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

Warrants

As of March 31, 2024, there were 10,000,000 public warrants and 5,333,333 Private Placement Warrants outstanding (not including the 1,447,747 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On February 11, 2021, the Company effected a share capitalization resulting in the Sponsor holding an additional 718,750 Class B ordinary shares for an aggregate of 7,906,250 Class B ordinary shares including up to 1,031,250 Founder Shares subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On February 17, 2021, J.P. Morgan partially exercised its over-allotment option, hence, 625,000 Founder Shares were no longer subject to forfeiture. At March 28, 2021, the over-allotment option expired, hence the 406,250 Class B ordinary shares were forfeited. As of March 31, 2024 and December 31, 2023, there were 7,500,000 Founder Shares issued and outstanding (see Note 12).

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

Due to Related Party

As of March 31, 2024 and December 31, 2023, the amount due to related party was $271,366 and $241,366, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below.

Convertible Promissory Notes

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “2023 Extension Note” and, together with the “2024 Extension Note No. 1” and “2024 Extension Note No. 2” as described below, the “Extension Notes”. The Extension Notes, together with the “1.5 Million Convertible Promissory Note” as described below, the “Convertible Promissory Notes”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “2023 Extension Note”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “2023 Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants that were issued in connection with the IPO. The terms of the 2023 Extension Loan Warrants will be identical to those of the Private Placement Warrants. The 2023 Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2023 Extension Note).

On March 27, 2024, the Company issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which the Company may borrow up to $141,620 from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

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

Company has elected to accounts for the Extension Notes using the fair value method, with the changes of fair value at each reporting period recorded in the condensed statements of operations. As of March 31, 2024, an aggregate of $994,413 was drawn under the Extension Notes (including $900,000 under the 2023 Extension Note and $94,413 under 2024 Extension Note No. 1), with an initial fair value of $477,784 at the issuance dates (including $417,428 under the 2023 Extension Note and $60,356 under 2024 Extension Note No. 1). Since issuance, the difference of $516,629, between the draws of $994,413 and the fair value at the issuance dates of $477,784; of this amount, $80,484 was recorded in additional paid-in capital in the accompanying statement of changes in shareholders’ deficit for the three months ended March 31, 2024. As of March 31, 2024, the Extension Notes were presented at its fair value of $637,856 (including $577,296 under the 2023 Extension Note and $60,560 under 2024 Extension Note No. 1), as Convertible Promissory Note on the accompanying condensed balance sheets. As of December 31, 2023, $825,000 was drawn under the Extension Note (including $825,000 under the 2023 Extension Note), with an initial fair value of $373,385 at the issuance dates. The difference of $451,615, between the withdrawals of $825,000 and the fair value at the issuance dates of $373,385, was recorded in additional paid-in capital in the accompanying condensed statement of changes in shareholders’ deficit for the year ended December 31, 2023. As of December 31, 2023, the Extension Note was presented at its fair value of $491,502, as Convertible Promissory Note on the accompanying condensed balance sheets (see Note 9).

Up to the date that the financial statements were issued, the Company had received the entire $900,000 for the extension deposits under the 2023 Extension Note and $141,620 for the extension deposits under the 2024 Extension Note No. 1 and $81,893 for the extension deposits under the 2024 Extension Note No. 2.

On March 29, 2024, the Company issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor for working capital purposes. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). As of March 31, 2024, the Company had no borrowing outstanding under the 2024 Convertible Promissory Note. As of the issuance date of these financial statements were issued, the Company received a total of $54,565 principal for working capital purposes under the 2024 Convertible Promissory Note.

For the three months ended March 31, 2024 and 2023, the Company recorded $41,955 and $234 unrealized loss on fair value changes of the Extension Notes in the accompanying unaudited condensed statements of operations.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “Extension Note” as described above, the “Convertible Promissory Notes”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of March 31, 2024 and December 31, 2023, $1,177,208 and $1,134,578 were outstanding under the $1.5 Million Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received a total of $1,500,000 for working capital purposes under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of March 31, 2024, $1,177,208 was drawn down under such loan, with an initial fair value of $569,889 at the issuance dates. As of March 31, 2024, the $1.5 Million Convertible Promissory Note was presented at its fair value of $755,112 as Working Capital Loan on the accompanying condensed balance sheets. As of December 31, 2023, $1,134,578 was drawn down under such loan, with an initial fair value of $542,729 at the issuance dates. As of December 31, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $675,934 as Working Capital Loan on the accompanying condensed balance sheets.

For three months ended of March 31, 2024, the difference of $15,470, between the draw of $42,630 and the fair value at the drawn down dates of $27,160, was recorded in additional paid-in capital in the accompanying unaudited condensed statements of shareholder’s deficit. For three months ended of March 31, 2023, the difference of $171,436, between the draw of $278,564 and the fair value at the drawn down dates of $107,128, was recorded in additional paid-in capital in the accompanying unaudited condensed statements of shareholder’s deficit.

For the three months ended March 31, 2024 and 2023, the Company recorded $52,018 and $667 unrealized loss on fair value changes of the $1.5 Million Convertible Promissory Note in the accompanying unaudited condensed statement of operations, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company were first listed on the NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For each of the three months ended March 31, 2024 and 2023, the Company incurred $30,000 in expenses in connection with such services. All such expenses were recorded in the accompanying unaudited condensed statements of operations. As of March 31, 2024 and December 31, 2023, respectively, administrative service fees of $270,935 and $240,935 was unpaid and are included in due to related party on the accompanying condensed balance sheets. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

The Company analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. As of March 31, 2024 and December 31, 2023, the fair value of Derivative Asset – Note Receivable was $2,392,590 and $2,689,364, respectively. For the three month ended March 31, 2024, the Company recorded an unrealized loss in the amount of $296,774 associated with changes in the fair value of the Derivative Asset - Note Receivable. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred.

To value the Derivative Asset – Note Receivable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model were further disclosed in Note 9.

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

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the condensed statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of March 31, 2024 and December 31, 2023, the Capital Contribution Note was presented at its fair value of $2,418,829 and $2,200,291 on the accompanying unaudited condensed balance sheets, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded $nil and $1,104,618 unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance in the accompanying unaudited condensed statements of operations, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded $218,538 and $4,130 unrealized loss on fair value changes of the Capital Contribution Note in the accompanying unaudited condensed statements of operations, respectively.

NOTE 8. SUBSCRIPTION AGREEMENT–- POLAR

On October 25, 2023, the Company, the Sponsor and Polar entered into an additional (see Note 7) subscription agreement (the “October 2023 Subscription Agreement”), pursuant to which Polar agreed to fund a capital contribution of $750,000 (the “SPAC Loan”), without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 Class A ordinary shares (the “Subscription Shares”) to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. In the event that: (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by June 28, 2024 (or such other date as the parties to the Business Combination Agreement shall agree) (the “Termination”), the Sponsor and the Company, jointly and severally, agreed to transfer, or cause to be transferred to Polar within ten business days of the Termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of Polar, $1,000,000 in cash and, a number of shares of Crown’s common equity equal to 1.5% of its outstanding common equity (on a fully diluted basis) as of the date of Termination (either (A) or (B) above, the “Catcha Termination Payment”). If a Catcha Termination Payment is not made within ten business days of the Termination, the Sponsor and the Company agreed to transfer, or cause to be transferred, warrants that entitle Polar to purchase a number of shares of Crown’ common equity equal to 0.30 percent per annum of the outstanding Crown common equity (on a fully-diluted basis) at exercise, for a price per share of $0.01 (the “Crown Warrants”), accruing monthly (for each month from the date of the Termination until the time that Polar receives the full amount of the Catcha Termination Payment, so that for each such month, a Crown Warrant shall be issued to Polar for a number of shares equal to the total number of shares of outstanding common equity of Crown on a fully diluted basis multiplied by 0.00025). The Crown Warrants are exercisable pursuant to terms set forth in the October 2023 Subscription Agreement. On October 26, 2023, the Company received $750,000 under the October 2023 Subscription Agreement.

The Company analyzed the October 2023 Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations (hereinafter, the “Derivative Liability – Note Payable”). As a result, the Company recorded the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. As March 31, 2024 and December 31, 2023, the fair value of the Derivative Liability — Note Payable was $2,392,590 and $2,689,364, respectively. For the three months ended March 31, 2024, the Company recorded an unrealized gain in the amount of $296,774 associated with changes in the fair value of the Derivative Liability — Note Payable. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred.

To value the Derivative Liability – Note Payable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model were further disclosed in Note 9.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Derivative Asset — Note Receivable	$2,392,590	$—	$—	$2,392,590
Liabilities:
Warrant Liability–Public Warrants	1,000,000	—	1,000,000	—
Warrant Liability–Private Placement Warrants	533,333	—	533,333	—
Working Capital Loans	755,112	—	—	755,112
Convertible Promissory Note	637,856	—	—	637,856
Capital Contribution Note	2,418,829	—	—	2,418,829
Derivative Liability — Note Payable	2,392,590	—	—	2,392,590
Total	$7,737,720	$—	$1,533,333	$6,204,387

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Derivative Asset — Note Receivable	$2,689,364	$—	$—	$2,689,364
Liabilities:
Warrant Liability–Public Warrants	400,000	—	400,000	—
Warrant Liability–Private Placement Warrants	221,969	—	221,969	—
Working Capital Loans	675,934	—	—	675,934
Convertible Promissory Note	491,502	—	—	491,502
Capital Contribution Note	2,200,291	—	—	2,200,291
Derivative Liability — Note Payable	2,689,364	—	—	2,689,364
Total	$6,679,060	$—	$621,969	$6,057,091

The Derivative Asset — Note Receivable, warrants, Working Capital Loans, the Extension Notes, the Capital Contribution Note and the October 2023 Subscription Agreement are accounted for as assets and liabilities in accordance with ASC 815-40 and are presented within Derivative Asset — Note Receivable, warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable, respectively, in the accompanying condensed balance sheets. The warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations. The excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ equity. The excess of fair value over proceeds at issuance was recorded as expenses in the accompanying unaudited condensed statements of operations.

Derivative Asset — Note Receivable

Valuation of the Derivative Asset — Note Receivable was determined using a Black -Scholes model with the remaining term, associated risk -free rate, share price, comparable guideline company volatility and no expected dividends. The key inputs for Black -Scholes model at March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	5.50%	5.50%
Estimated Term (years)	0.25	0.13
Expected volatility	30.6%	38.1%
Iterated/Market Stock price	$11.29	$11.13
Fair Value of 1.5% Shares of Crown	6,606,000	6,606,000
Exercise Price	$750,000	$750,000

The fair value of 1.5% Shares of Crown is based on a $600 million equity value of a 100% interest in Crown. The Company adjusted this value based on a discount of 26.6% for lack of marketability.

Activity for the three months ended March 31, 2024 for the Derivative Asset — Note Receivable was as follows:

Crown
Fair value of the Derivative Asset — Note Receivable as of December 31, 2023	$2,689,364
Change in fair value at March 31, 2024	(296,774)
Fair value of the Derivative Asset — Note Receivable as of March 31, 2024	$2,392,590

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

As of March 31, 2024 and December 31, 2023, the Private Placement Warrants were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private Placement Warrants, these inputs were classified as Level 2 as of March 31, 2024 and December 31, 2023.

The key inputs used in the Monte Carlo simulation for the Private Placement Warrants as of March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Public Warrant Price	0.100	0.040
Risk-free interest rate	5.23%	5.17%
Expected term (years)	5.25	5.13
Expected volatility	de minimis %	1.4%
Stock price	$11.29	$11.13
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	65%	60%

Convertible Promissory Notes (Extension Notes and Working Capital Loan)

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs or weighted average inputs, as applicable, for discounted cash flow analysis at March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate for warrant	4.21%	3.84%
Risk-free interest rate for debt	5.46%	5.54%
Term of Debt Conversion (years)	0.25	0.13
Term of Warrant Conversion (years)	5.00	5.00
Expected volatility	0.1%	1.4%
Iterated/Market Stock price	$11.29	$11.13
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.5	$1.5
Likelihood of Completing a Business Combination	65%	60%

Activity for the three months ended March 31, 2024 for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note and the Extension Note) was as follows:

	Extension Note	Working Capital Loan
Fair value as of December 31, 2023	$491,502	$675,934
Proceeds from Convertible Promissory Notes	169,413	42,630
Excess of proceeds over fair value at issuance	(65,014)	(15,470)
Change in fair value	41,955	52,018
Fair value as of March 31, 2024	$637,856	$755,112

Capital Contribution Note

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs or weighted average inputs, as applicable, for PWERM at March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	5.50%	5.5%
Estimated Term (years)	0.25	0.13
Expected volatility	1.0%	1.4%
Iterated/Market Stock price	$11.29	$11.13
Likelihood of Completing a Business Combination	65%	60%
Consideration for the Capital Call(s)- in shares	300,000	300,000

Activity for the three months ended March 31, 2024 for the Capital Contribution Note was as follows:

Polar
Fair value of the Capital Contribution Note as of December 31, 2023	$2,200,291
Change in fair value	218,538
Fair value of the Capital Contribution Note as of March 31, 2024	$2,418,829

Derivative Liability — Note Payable

Valuation of the Derivative Liability — Note Payable was determined using a Black -Scholes model with the remaining term, associated risk -free rate, share price, comparable guideline company volatility and no expected dividends. The key inputs for Black -Scholes model at March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	5.50%	5.5%
Estimated Term (years)	0.25	0.31
Expected volatility	30.6%	38.1%
Iterated/Market Stock price	$11.29	$11.13
Fair Value of 1.5% Shares of Crown	6,606,000	6,606,000
Exercise Price	$750,000	$750,000

The fair value of 1.5% Shares of Crown is based on a $600 million equity value of a 100% interest in Crown. The Company adjusted this value based on a discount of 26.6% for lack of marketability.

Activity for the three months ended March 31, 2024 for the Derivative Liability — Note Payable was as follows:

Polar
Fair value of the Derivative Liability — Note Payable as of December 31, 2023	$2,689,364
Change in fair value at March 31, 2024	(296,774)
Fair value of the Derivative Liability — Note Payable as of March 31, 2024	$2,392,590

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

Underwriting Agreement

The underwriter of the IPO was entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,500,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The deferred underwriting fee was included as a liability on the balance sheets as of December 31, 2022.

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination.

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the period ended March 31, 2024 and December 31, 2023, the Company recorded $0 and $625,000 of such advisory service fee in the accompanying statement of operations. As of March 31, 2024 and December 31, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000, which was included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”) in connection with the Business Combination. The Company shall pay CCM (i) an advisor fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination. For the period ended March 31, 2024, the Company did not record any Advisory Fee.

NOTE 11. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, excluding 1,573,556 and 2,214,859 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at the Closing, including 300,000 shares in consideration of Capital Calls as described in Note 7 and 30,000 shares (if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00 at the Closing) in consideration of the $300,000 withdrawal of the Capital Contribution Note and the 750,000 Subscription Shares (as defined in Note 8) as of March 31, 2024, were not shown as outstanding as of March 31, 2024 and December 31, 2023.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

On June 12, 2024, Catcha held its Fourth Extraordinary General Meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. In connection with the votes taken at the Fourth Extraordinary General Meeting, as of the date of these financial statements, the holders of 1,143,847 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $13,274,625. As a result, following satisfaction of such redemptions as of the date of these financial statements, Catcha will have 221,035 Class A ordinary shares outstanding and the balance in the Trust Account would be approximately $2,565,165. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

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

On June 13, 2024, PubCo and those certain investors to the April 2024 Notes entered into separate Note Subscription Agreement Updates to extend the date by which the subscription agreements with respect to the April 2024 Notes will terminate to June 28, 2024 if the closing of the sale of the notes has not occurred by such date.

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

Securities Purchase Agreement

On June 4, 2024, PubCo entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”; together with the April 2024 Notes, the PIPE and the Securities Lending Agreement, the “Financing Agreements”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”).

Non-Redemption Agreements

On June 20, 2024, Catcha entered into non-redemption agreements (the “Non-Redemption Agreements”) with one or more investors named therein (each, a “Backstop Investor”). Pursuant to the Non-Redemption Agreements, the Backstop Investors agreed that, on or prior to closing of the Business Combination, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up to approximately 800,000 Catcha ordinary shares (the “Backstop Shares”), which redemption requests were made in connection with Catcha’s extraordinary general meeting of shareholders held on June 12, 2024. Upon consummation of the Business Combination, Catcha shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from Catcha’s trust account. Catcha may enter into other non-redemption agreements with substantially similar terms with other investors or shareholders of Catcha.

Redemption and Extensions

On April 19, 2024, using the proceeds received under the 2024 Extension Note No. 1, the Company deposited tranches of $47,207 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to May 17, 2024.

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

In connection with the votes taken at the Third Extraordinary General Meeting of shareholders, holders of 208,674 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928. The funds were redeemed from the Trust Account on May 20, 2024. As a result, 1,364,882 Class A ordinary shares that subjection to possible redemption, amounting to approximately $15.7 million are still outstanding after the redemption.

On each of May 23, 2024 and June 20, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into the Trust Account to extend the date by which the Company has to consummate the Business Combination to July 17, 2024.

Additional Financing

On May 15, 2024, the Company issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor. The Note does not bear interest and matures upon closing of the Business Combination. If the Company completes the proposed Business Combination, it will repay the amounts loaned under the promissory notes or convert a portion or all of the amounts loaned under such promissory notes into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete the proposed Business Combination by the final applicable Extended Termination Date, such promissory notes will be repaid only from funds held outside of the Trust Account. Up to the date the financial statements were issued, the Company withdrew $81,893 under the 2024 Extension Note No. 2.

Subsequent to March 31, 2024 and up to the date the financial statements were issued, the Company withdrew $322,792 and $54,565 under the $1.5 Million Convertible Promissory Note and the 2024 Convertible Promissory Note, respectively for working capital purposes.

NYSE Notice

On April 17, 2024, the Company received a written notice from NYSE American indicating that the Company was not in compliance with NYSE American’s continued listing standards because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was due on April 16, 2024. The Company filed its Form 10-K on June 17, 2024.

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

Class B Ordinary Shares Conversion

On May 13, 2024, the Sponsor delivered notice of conversion of an aggregate of 7,350,350 Class B Ordinary Shares of the Company, into an equal number of Class A Ordinary Shares of the Company (the “Conversion”). The 7,350,350 Class B Shares, representing approximately 81% of the total issued and outstanding Class A Shares after the Conversion, issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as further described in the Company’s definitive merger proxy statement/prospectus on Schedule 14A filed with the Securities and Exchange Commission on February 15, 2024 (“Definitive Merger Proxy Statement”). Up to the date of the financial statements were issued, the outstanding Class A ordinary shares and Class B ordinary shares are 8,715,232 and 149,650, respectively. The Company evaluated the effect of the Conversion and concluded that the Conversion has no impact to shareholders’ deficit.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K annual report for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2024 as well as Item 1A – Risk Factors included in this report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 12, 2024, Catcha held its Fourth Extraordinary General Meeting of shareholders pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at this Extraordinary General Meeting, Catcha has received elections from certain holders of our Class A ordinary shares to exercise their right to redeem their shares for cash. In connection with the votes taken at the Fourth Extraordinary General Meeting, as of the date of these financial statements, the holders of 1,143,847 Class A ordinary shares of Catcha properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $13,274,625. As a result, following satisfaction of such redemptions as of the date of these financial statements, Catcha will have 221,035 Class A ordinary shares outstanding and the balance in the Trust Account would be approximately $2,565,165. As of the date of these financial statements, such elections are still within the time frame when such requests can be rescinded; thus the final redemption payout has not yet been determined.

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

On June 13, 2024, PubCo and those certain investors to the April 2024 Notes entered into separate Note Subscription Agreement Updates to extend the date by which the subscription agreements with respect to the April 2024 Notes will terminate to June 28, 2024 if the closing of the sale of the notes has not occurred by such date.

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

Non-Redemption Agreements

On June 20, 2024, Catcha entered into non-redemption agreements (the “Non-Redemption Agreements”) with one or more investors named therein (each, a “Backstop Investor”). Pursuant to the Non-Redemption Agreements, the Backstop Investors agreed that, on or prior to closing of the Business Combination, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up to approximately 800,000 Catcha ordinary shares (the “Backstop Shares”), which redemption requests were made in connection with Catcha’s extraordinary general meeting of shareholders held on June 12, 2024. Upon consummation of the Business Combination, Catcha shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from Catcha’s trust account. Catcha may enter into other non-redemption agreements with substantially similar terms with other investors or shareholders of Catcha.

Securities Purchase Agreement

On June 4, 2024, PubCo entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”; together with the April 2024 Notes, the PIPE and the Securities Lending Agreement, the “Financing Agreements”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for a business combination, the negotiation of the Business Combination Agreement as described above and subsequent amendments thereto, and the preparation and filing on October 3, 2023 with the SEC of a registration statement on Form F-4 with respect to the Business Combination (the “Form F-4”), which was declared effective on February 14, 2024. We do not expect to generate any operating revenues until after the completion of our business combination. We may generate non-operating income established at the consummation of the Initial Public Offering (the “Trust Account”) from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liability, Convertible Promissory Notes，the Capital Contribution Note and fair value changes of the Derivative Asset – Note Receivable, and Derivative Liability – Note Payable as other income (expense).. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2024, we had a net loss of $2,431,053, which consisted of operating expenses of $1,469,673, an unrealized loss on change in fair value of the Convertible Promissory Notes of $41,955, an unrealized loss on the change in fair value of the Working Capital Loan of $52,018, an unrealized loss on change in fair value of the Capital Contribution Note of $218,538, unrealized loss on change in fair value of the warrant liability of $911,364 and an unrealized loss on the change in fair value of the Derivative Asset — Note Receivable of $296,774, these were partially offset by interest income on cash held in the Trust Account of $262,495 during the three months ended March 31, 2024 and an unrealized gain on the change in fair value of the Derivative Liability — Note Payable of $296,774.

For the three months ended March 31, 2023, we had a net loss of $188,331, which consisted of operating expenses of $909,935, unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance of $1,104,618, unrealized loss on change in fair value of the Convertible Promissory Notes of $234, unrealized loss on change in fair value of Capital Contribution Note of $4,130, unrealized loss on change in fair value of the warrant liability of $112,509 and change in fair value of working capital loan of $667, partially offset by interest income on cash and investments held in the Trust Account of $1,943,762.

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

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination transaction. As a result, we recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees in the accompanying financial statements.

For the three months ended March 31, 2024, net cash used in operating activities was $70,530. The net loss of $2,431,053 was impacted by an unrealized loss on change in fair value of the Capital Contribution Note of $218,538, an unrealized loss on change in fair value of the Convertible Promissory Notes of $41,955, an unrealized loss on the change in fair value of the Working Capital Loan of $52,018, an unrealized loss on change in fair value of the warrant liability of $911,364, and an unrealized loss on the change in fair value of the Derivative Asset — Note Receivable of $296,774 offset by interest income on cash and investments held in the Trust Account of $262,495, an unrealized gain on the change in fair value of the Derivative Liability — Note Payable of $296,774 and changes in operating assets and liabilities, which provided $1,399,143 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2023, net cash used in operating activities was $383,673. The net loss of $188,331 was impacted by unrealized loss on change in fair value of the warrant liability of $112,509, unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance of $1,104,618, unrealized loss on change in fair value of the Capital Contribution Note of $4,130, unrealized loss on change in fair value of the Convertible Promissory Notes of $234, change in fair value of working capital loan of $667, interest income on cash and investments held in the Trust Account of $1,943,762 and by changes in operating assets and liabilities, which provided by $526,262 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the three months ended March 31, 2024, net cash provided by investing activities was $7,071,591, consisting of disposal of investments held in Trust Account of $7,241,004, partially offset by cash deposited in Trust Account of $169,413.

For the three months ended March 31, 2023, net cash provided by investing activities was $282,753,643, consisting of disposal of cash and investments held in Trust Account of 282,903,643, partially offset by cash deposited in Trust Account of $150,000.

For the three months ended March 31, 2024, net cash used in financing activities was $7,028,961, consisting of proceeds from the issuance of a working capital loan of $42,630, proceeds from the issuance of a promissory note to a related party of $169,413, and payment of Class A ordinary shares redemption of $7,241,004.

For the three months ended March 31, 2023, net cash used in financing activities was $282,275,079, consisting of payment of redemption of Class A ordinary shares $282,903,643, partially offset by proceeds from issuance of Working Capital Loan of $278,564, proceeds from issuance of promissory note to related party of $150,000 and proceeds from issuance of Capital Contribution Note of $200,000.

As of March 31, 2024, we had $2,950 in cash outside of the Trust Account and working capital deficit of $11,216,747.

On December 13, 2022, we issued the $1.5 Million Convertible Promissory Note (see Note 5 of the Notes to Financial Statements) to the Sponsor, pursuant to which we may borrow up to $1,500,000 from the Sponsor. As of March 31, 2024, we had borrowed $1,177,208 principal under such note, with a fair value of $755,112. Up to the date that the financial statements were issued, the Company received a total of $1,500,000 principal for working capital purposes under the $1.5 Million Convertible Promissory Note.

On February 14, 2023, we issued an unsecured convertible promissory note (the “2023 Extension Note”) to the Sponsor, pursuant to which we may borrow up to $900,000 (the “2023 Extension Loan”) from the Sponsor. Using these loans received, we deposited twelve tranches of $75,000 into the Trust Account from February 2023 to January 2024, to extend the date by which we must complete a Business Combination to February 14, 2024.

On March 9, 2023, we entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar has agreed to provide $300,000 to us (the “Capital Contribution Note”) as discussed in Note 7 of the Notes to the Financial Statements. As of March 31, 2024, we had received the entire $300,000 funding under such note (see Note 7 of the Notes to Financial Statements).

On March 27, 2024, we issued an unsecured convertible promissory note (the “2024 Extension Note No. 1”), dated as of February 17, 2024, to the Sponsor, pursuant to which we may borrow up to $141,620 (the “2024 Extension Loan No. 1”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Trust Account cash in the amount of $47,207 per monthly extension (or a pro rata portion thereof if less than a month), and we have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and our liquidation. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1). As of March 31, 2024, the Company has $94,413 outstanding under such loan. Up to the date that the condensed financial statements were issued, the Company received the entire $141,620 in total under such loan.

On each of February 22, 2024, March 21, 2024 and April 19, 2024, using the loans received from 2024 Extension Note No. 1 as described above, we deposited three tranches of $47,207 into the Trust Account to extend the date by which we have to consummate the Business Combination to May 17, 2024.

On March 29, 2024, we issued an unsecured convertible promissory note (the “2024 Convertible Promissory Note”) to the Sponsor, pursuant to which we may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by us to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). As of March 31, 2024, the Company had no borrowing outstanding under the 2024 Convertible Promissory Note. As of the date that the financial statements were available to be issued, the Company received a total of $54,565 principal for working capital purposes under the 2024 Convertible Promissory Note.

On May 15, 2024, we issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor, pursuant to which we may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into our trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and we have agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by as to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

On each of May 23, 2024 and June 20, 2024, using the proceeds received under the 2024 Extension Note No. 2, the Company deposited $40,946 into our Trust Account to extend the date by which we have to consummate the Business Combination to July 17, 2024.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. For each the three months ended March 31, 2024 and 2023, we incurred $30,000 in expenses in connection with such services, as reflected in the accompanying statements of operations. As of March 31, 2024 and December 31, 2023, respectively, administrative service fees of $270,935 and $240,935, respectively, were included in due to related party in the accompanying balances sheets.

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the period ended March 31, 2024, the Company recorded $0 of such advisory service fee in the accompanying statement of operations. As of March 31, 2024, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000, which was included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its CCM division, to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities in connection with the Business Combination. The Company shall pay CCM (i) an Advisor Fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 Shares of the publicly listed post-business combination company and (ii) an Offering Fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination. For the period ended March 31, 2024, the Company did not record any Advisory Fee.

On October 25, 2023, the Company, the Sponsor and Polar entered into the October 2023 Subscription Agreement (as defined in Note 8 of Notes to Financial Statements), pursuant to which Polar agreed to fund a capital contribution of $750,000, without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 Class A ordinary shares to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. In the event that: (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by February 17, 2024 (or such other date as the parties to the Business Combination Agreement shall agree) (the “Termination”), the Sponsor and the Company, jointly and severally, agreed to transfer, or cause to be transferred to Polar within ten business days of the Termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of Polar, $1,000,000 in cash and, a number of shares of Crown’s common equity equal to 1.5% of its outstanding common equity (on a fully diluted basis) as of the date of Termination (either (A) or (B) above, the “Catcha Termination Payment”). If a Catcha Termination Payment is not made within ten business days of the Termination, the Sponsor and the Company agreed to transfer, or cause to be transferred, warrants that entitle Polar to purchase a number of shares of Crown’ common equity equal to 0.30 percent per annum of the outstanding Crown common equity (on a fully-diluted basis) at exercise, for a price per share of $0.01 (the “Crown Warrants”), accruing monthly (for each month from the date of the Termination until the time that Polar receives the full amount of the Catcha Termination Payment, so that for each such month, a Crown Warrant shall be issued to Polar for a number of shares equal to the total number of shares of outstanding common equity of Crown on a fully diluted basis multiplied by 0.00025). The Crown Warrants are exercisable pursuant to terms set forth in the October 2023 Subscription Agreement.

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

On March 27, 2024, the Company issued the 2024 Extension Note No. 1 to the Sponsor, pursuant to which the Company may borrow up to $141,620.04 from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1).

On March 29, 2024, the Company issued the 2024 Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). As of March 31, 2024, the Company had no borrowing outstanding under the 2024 Convertible Promissory Note. Up to the date that the financial statements were issued, the Company received a total of $54,565 principal for working capital purposes under the 2024 Convertible Promissory Note.

On May 15, 2024, the Company issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor, pursuant to which the Company may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2).

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

Note Receivable

We analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. As of March 31, 2024 and December 31, 2023, the fair value of Derivative Asset – Note Receivable was $2,392,590 and $ 2,689,364. For the three months ended March 31, 2024, the Company recorded an unrealized loss in the amount of $296,774 associated with changes in the fair value of the Derivative Asset - Note Receivable. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred. As of March 31, 2024 and December 31, 2023, the Note Receivable, net of original issuance discount was $750,000.

To value the Derivative Asset – Note Receivable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model upon issuance include 1) volatility of 35.5%; 2) risk–free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%. The key inputs for PWER model as of March 31, 2024 include 1) volatility of 30.6%; 2) risk–free rate of 5.5%; 3) restricted terms of 0.25 year; 4) likelihood of completing a business combination of 65%.

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $1,047,673 as of the issue date (including $569,889 under the $1.5 Million Convertible Promissory Note and $477,784 under the Extension Notes). As of March 31, 2024, the fair value of the Convertible Promissory Notes was $637,856 under the Extension Notes and the fair value of the Working Capital Loan under the $1.5 Million Convertible Promissory Note was $755,112. As of December 31, 2023, the fair value of the Convertible Promissory Notes was $491,502 under the Extension Note and the fair value of the Working Capital Loan under the $1.5 Million Convertible Promissory Note was $675,934.

For the three months ended March 31, 2024 and 2023, $80,484 and $263,626 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of changes in shareholders’ deficit. For the three months ended March 31, 2024, the Company recognized an unrealized loss of $41,955 on the change in fair value of the Convertible Promissory Notes and an unrealized loss of $52,018 on the change in fair value of Working Capital Loan, respectively, in the statements of operations. For the three months ended March 31, 2023, the Company recognized an unrealized loss of $234 on the change in fair value of the Convertible Promissory Note and an unrealized loss of $667 on the change in fair value of the Working Capital Loan, respectively, in the statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as noncash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date. As of March 31, 2024 and December 31, 2023, the fair value of the Capital Contribution Note was $2,418,829 and $2,200,291, respectively.

For the three months ended March 31, 2024 and 2023, $0 and $1,104,618 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statements of operations, $218,538 and $4,130 unrealized loss on fair value changes of the Capital Contribution Note was recorded in the unaudited condensed statements of operations.

October 2023 Subscription Agreement

The Company analyzed the October 2023 Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations. As a result, the Company will record the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. On October 26, 2023, we received $750,000 under the October 2023 Subscription Agreement. As of March 31, 2024 and December 31, 2023, the fair value of the Derivative Liability — Note Payable was $2,392,590 and $2,689,364, respectively. For the three months ended March 31, 2024, we recorded an unrealized gain in the amount of $296,774 associated with changes in the fair value of the Derivative Liability — Note Payable in the accompanying unaudited condensed statements of operations. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred. As of March 31, 2024 and December 31, 2024, the Note Payable, net of original issuance discount was $750,000.

We used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a With and Without basis.. The key inputs for PWER model upon issuance include 1) volatility of $35.5%; 2) risk–- free rate of 5.6%; 3) restricted terms of 0.31 year; 4) likelihood of completing a business combination of 60%. The key inputs for PWER model as of March 31, 2024 include 1) volatility of 30.6%; 2) risk–free rate of 5.5%; 3) restricted terms of 0.25 year; 4) likelihood of completing a business combination of 65%.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments, determining the fair value of complex financial instruments and lack of controls needed to evaluate contractual agreements for contingent fee arrangements and unrecorded liabilities to ensure it is accurate and complete. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The high level of redemptions that occurred in connection with the extraordinary general meetings of shareholders held on February 14, 2023, February 16, 2024, May 15, 2024 and June 12, 2024 could increase the probability that the Business Combination will be unsuccessful and that shareholders would have to wait for liquidation to redeem their public shares.

The net proceeds from our IPO and the sale of the private placement warrants provided us $300,000,000 to use to complete the Business Combination. In connection with the extraordinary general meeting of shareholders held on February 14, 2023 (the “First Extraordinary General Meeting”), the holders of 27,785,141 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of $282,903,643.31. As a result of redemptions in connection with the First Extraordinary General Meeting, a majority of the funds in the Trust Account were used to pay the redeeming shareholders. In connection with the votes taken at the Second Extraordinary General Meeting on February 16, 2024, holders of an additional 641,303 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.29 per share, for an aggregate redemption amount of $7,241,004. As of March 31, 2024, there was approximately $18.0 million of cash held in the Trust Account, which was approximately $11.42 per share.

 In connection with the votes taken at the Third Extraordinary General Meeting on May 15, 2024, holders of 208,674 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.52 per share, for an aggregate redemption amount of $2,403,928.

On June 12, 2024, Catcha held an extraordinary general meeting of shareholders (the “Fourth Extraordinary General Meeting”) pursuant to which the shareholders of record as of January 16, 2024 approved Catcha’s previously proposed Business Combination with Crown. In connection with the votes taken at the Fourth Extraordinary General Meeting, as of June 17, 2024, the holders of 1,143,847 Class A ordinary shares of Catcha properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of approximately $13,274,625. As a result, following satisfaction of such redemptions upon completion of the Business Combination, Catcha would have 221,035 Class A ordinary shares outstanding to be exchanged in the Business Combination for PubCo ordinary shares and the balance in the Trust Account released to PubCo upon completion of the Business Combination would be approximately $2,565,165.

The high level of redemptions could lead to the failure of the Company to maintain the continued listing of its securities on the NYSE American, the failure of PubCo to obtain the initial listing of its securities on Nasdaq or a lack of liquidity, which could impair PubCo’s ability to fund its operations and adversely affect its business, financial condition and results of operations.

The Sponsor, as well as Crown, and their respective directors, officers, advisors or affiliates may elect to purchase Class A ordinary shares or public warrants, which may influence the likelihood that the Business Combination will be completed and reduce the public “float” of our Class A ordinary shares.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated the Business Combination by August 17, 2024 (or such earlier date as determined by the Company’s board of directors), or upon the exercise of a redemption right in connection with the Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

2.3

Amendment No. 2, dated January 31, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2024)

2.4

Amendment No. 3, dated February 16, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2024)

2.5

Amendment No. 4, dated May 21, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024)

2.6	Amendment No. 5, dated June 11, 2024, by and among Catcha Investment Corp, Crown LNG Holding AS and Catcha Holdings LLC, to the Business Combination Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2024)

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023)

3.3	Second Amendment to the Amended and Restated Memorandum and Articles of Association of Catcha Investment Corp (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2024)

3.4	Third Amendment to the Amended and Restated Memorandum and Articles of Association of Catcha Investment Corp (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024)

10.1	Private Placement Warrants dated as of February 11, 2021 Purchase Agreement between the Company and Catcha Holdings LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.2	Investment Management Trust Agreement dated as of February 11, 2021 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.3	Amendment No. 1 to Investment Management Trust Agreement dated as of February 14, 2023 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023)

10.4	Amendment No. 2 to Investment Management Trust Agreement dated as of February 16, 2024 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2024)

10.5	Amendment No. 3 to the Investment Management Trust Agreement, dated May 15, 2024, by and between Catcha Investment Corp and Continental Stock Transfer & Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024)

10.6	Registration and Shareholder Rights Agreement dated as of February 11, 2021 among the Company and Catcha Holdings LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.7	Letter Agreement dated February 11, 2021 among the Company, and Catcha Holdings LLC and each director and executive officer of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.8	Administrative Services Agreement dated February 11, 2021 between the Company and Catcha Holdings LL (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.9	Indemnity Agreement, dated February 11, 2021, between the Company and Patrick Grove (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.10	Indemnity Agreement, dated February 11, 2021, between the Company and Luke Elliott (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.11	Indemnity Agreement, dated February 11, 2021, between the Company and Wai Kit Wong (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.12	Indemnity Agreement, dated February 11, 2021, between the Company and James Graf (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.13	Indemnity Agreement, dated February 11, 2021, between the Company and Rick Hess (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 18, 2021)

10.14	Indemnity Agreement, dated February 22, 2022, between the Company and Yaniv Ghitis (incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.15	Securities Subscription Agreement, dated December 28, 2020, between the Registrant and the Sponsor (incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on February 8, 2021)

10.16	Promissory Note, dated as of February 14, 2023 and issued to Catcha Holdings LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023)

10.17	Promissory Note, dated October 27, 2023, by and among Crown LNG Holding AS and Catcha Investment Corp (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2023)

10.18	Promissory Note, dated as of February 17, 2024 and issued to Catcha Holdings LLC on March 27, 2024 (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2024)

10.19	Promissory Note, dated as of March 29, 2024 and issued to Catcha Holdings LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2024)

10.20	Promissory Note, dated May 15, 2024, between Catcha Investment Corp and the Sponsor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024)

10.21	Exchange and Support Agreement, dated as of August 3, 2023, by and among Catcha, the Company, PubCo and certain Company Shareholders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

10.22	Form of Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

10.23	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2023)

10.24	Subscription Agreement, dated October 25, 2023, by and among Polar Multi-Strategy Master Fund, Catcha Investment Corp and Catcha Holdings LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2023)

10.25	Form of Non-Redemption Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 20, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHA INVESTMENT CORP

Date: June 21, 2024		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2024		/s/ Luke Elliott
	Name:	Luke Elliott
	Title:	Director and President
(Principal Financial and Accounting Officer)