Form 10-Q
period 2024-06-30
Catcha Investment Corp
filed 2024-09-24
CIK 1838293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

+65-6325-2788

(Registrant Telephone Number, Including Area Code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share		NONE

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

As of September 24, 2024, the issuer had 7,726,521 ordinary shares outstanding, all of which are owned by Crown LNG Holdings Limited since July 9, 2024.

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets
Cash	$900	$30,850
Prepaid expenses	7,110	10,161
Note receivable, net of original issuance discount	750,000	750,000
Derivative asset — Note Receivable, at fair value	1,713,280	2,689,364
Total current assets	2,471,290	3,480,375

Cash held in Trust Account	15,881,487	24,782,259
Total Assets	$18,352,777	$28,262,634

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$8,249,503	$5,777,552
Due to Related Party	301,366	241,366
Convertible Promissory Note, at fair value	841,286	491,502
Working Capital Loans, at fair value	1,188,856	675,934
Note payable, net of original issuance discount	750,000	750,000
Derivative Liability — Note Payable, at fair value	1,713,280	2,689,364
Capital Contribution Note, at fair value	1,435,165	2,200,291
Total current liabilities	14,479,456	12,826,009

Warrant liability	1,724,927	621,969
Total liabilities	16,204,383	13,447,978

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 1,364,882 and 2,214,859 shares at redemption value of $11.64 and $11.19 per share as of June 30, 2024 and December 31, 2023, respectively	15,881,487	24,782,259

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,350,350 and 0 shares issued and outstanding (excluding 1,364,882 and 2,214,859 shares subject to possible redemption, respectively) at June 30, 2024 and December 31, 2023, respectively	735	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 149,650 and 7,500,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15	750
Additional paid-in capital	—	—
Accumulated deficit	(13,733,843)	(9,968,353)
Total shareholders’ deficit	(13,733,093)	(9,967,603)
Total Liabilities and Shareholders’ Deficit	$18,352,777	$28,262,634

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$1,548,388	$637,470	$3,018,061	$1,547,405
Loss from operations	(1,548,388)	(637,470)	(3,018,061)	(1,547,405)

Other income (expense):
Interest income from Trust Account	183,152	266,882	445,647	2,210,644
Excess of fair value of Capital Contribution Note over proceeds at issuance	—	44,898	—	(1,059,720)
Change in fair value of Convertible Promissory Notes	(116,072)	(622)	(158,027)	(856)
Change in fair value of Working Capital Loan	(153,186)	(866)	(205,204)	(1,533)
Change in fair value of Capital Contribution Note	983,664	(17,379)	765,126	(21,509)
Change in fair value of warrant liability	(191,594)	164,795	(1,102,958)	52,286
Change in fair value of Derivative Asset – Note Receivable	(679,310)	—	(976,084)	—
Change in fair value of Derivative Liability – Note Payable	679,310	—	976,084	—
Total other income (expense), net	705,964	457,708	(255,416)	1,179,312

Net loss	$(842,424)	$(179,762)	$(3,273,477)	$(368,093)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares, subject to possible redemption	1,470,366	2,214,859	1,687,572	9,429,785
Basic and diluted net loss per share	(0.09)	(0.02)	$(0.36)	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net loss per share	(0.09)	(0.02)	$(0.36)	$(0.02)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,500,000	$750	$—	$(9,968,353)	$(9,967,603)
Excess of proceeds from Convertible Promissory Note and Working Capital Loan over fair value at issuance (Note 5)	—	—	—	—	—	80,484	80,484
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	—	—	—	—	—	(169,413)	(169,413)
Accretion of interest income to Class A ordinary shares subject to possible redemption	—	—	—	—	—	(262,495)	(262,495)
Net loss	—	—	—	—	—	(2,431,053)	(2,431,053)
Balance as of March 31, 2024	—	$—	7,500,000	$750	$—	$(12,750,830)	$(12,750,080)
Conversion of Class B ordinary shares to Class A ordinary shares	7,350,350	735	(7,350,350)	(735)	—	—	—
Excess of proceeds from Convertible Promissory Note and Working Capital Loan over fair value at issuance (Note 5)	—	—	—	—	—	171,663	171,663
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	—	—	—	—	—	(129,100)	(129,100)
Accretion of interest income to Class A ordinary shares subject to possible redemption	—	—	—	—	—	(183,152)	(183,152)
Net loss	—	—	—	—	—	(842,424)	(842,424)
Balance as of June 30, 2024	7,350,350	$735	149,650	$15	$—	$(13,733,843)	$(13,733,093)

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

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

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,273,477)	$(368,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(445,647)	(2,210,644)
Excess of fair value of Capital Contribution Note over proceeds at issuance	—	1,059,720
Change in fair value of warrant liability	1,102,958	(52,286)
Change in fair value of Convertible Promissory Notes	158,027	856
Change in fair value of Working Capital Loan	205,204	1,533
Change in fair value of Capital Contribution Note	(765,126)	21,509
Change in fair value of Derivative Asset — Note Receivable	976,084	—
Change in fair value of Derivative Liability — Note Payable	(976,084)	—
Changes in current assets and current liabilities:
Prepaid expenses	3,051	(20,355)
Accounts payable and accrued expenses	2,471,951	857,930
Due to related party	60,000	60,261
Net cash used in operating activities	(483,059)	(649,569)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(298,513)	(375,000)
Cash withdrawn from Trust Account in connection with redemption	9,644,932	282,903,643
Net cash provided by investing activities	9,346,419	282,528,643

Cash Flows from Financing Activities:
Proceeds from issuance of Working Capital Loan ($1.5 Million Convertible Promissory Note and 2024 Convertible Note as disclosed in Note 5)	453,109	428,564
Proceeds from issuance of Convertible Promissory Note (Extension Note as disclosed in Note 5)	298,513	375,000
Proceeds from issuance of Capital Contribution Note (subscription agreement with Polar as disclosed in Note 7)	—	300,000
Redemption of Class A ordinary shares	(9,644,932)	(282,903,643)
Net cash used in financing activities	(8,893,310)	(281,800,079)

Net Change in Cash	(29,950)	78,995
Cash - Beginning of the period	30,850	20,706
Cash - End of the period	$900	$99,701

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of interest income to Class A ordinary shares subject to possible redemption	$445,647	$2,210,644
Accretion of extension deposits to Class A ordinary shares subject to possible redemption (Note 2)	$298,513	$375,000
Excess of proceeds from Convertible Promissory Notes and Working Capital Loan over fair value at issuance (Note 5)	$252,147	$493,671

See accompanying notes to the unaudited condensed financial statements.

CATCHA INVESTMENT CORP

(A Wholly-owned Subsidiary of Crown LNG

Holdings Limited)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1. ORGANIZATION, BUSINESS OPERATION AND GOING CONCERN

Organization and General

Catcha Investment Corp (the Company, or “Catcha”), a wholly-owned subsidiary of Crown LNG Holdings Limited, was incorporated as a Cayman Islands exempted company on December 17, 2020, for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On July 9, 2024 (the “Closing Date”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“Pubco” ), consummated the previously announced business combination pursuant to the Business Combination Agreement dated as of August 3, 2023 (as amended, the “BCA”), by and among the Company,Pubco, CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”), and Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”).

The following transactions occurred pursuant to the terms of the BCA (collectively, the “Business Combination”):

●	Merger Sub merged with and into Catcha (the “Merger”), with Catcha surviving as the surviving company and becoming a wholly owned subsidiary of PubCo;

●	in connection with the Merger, each (a) issued and outstanding Class A ordinary share, par value $0.0001 per share, of Catcha (“Catcha Class A Ordinary Shares”) was converted into the right to receive one newly issued ordinary share, no par value, of PubCo (together, the “PubCo Ordinary Shares” and each individually, a “PubCo Ordinary Share”), (b) issued and outstanding Class B ordinary share, par value $0.0001 per share, of Catcha (“Catcha Class B Ordinary Shares”) was converted into the right to receive one newly issued PubCo Ordinary Share, (c) outstanding and unexercised public and private placement warrant of Catcha was converted into one warrant of PubCo (“PubCo Warrants”) that entitles the holder thereof to purchase one PubCo Ordinary Share in lieu of one Catcha Class A Ordinary Share and otherwise upon substantially the same terms and conditions; and

●	following the Merger, subject to the terms and procedures set forth under the Business Combination Agreement, the initial shareholders of Crown (the “Crown Shareholders”) transferred to PubCo, and PubCo acquired from the Crown Shareholders, all of the ordinary shares of Crown held by the shareholders in exchange for the issuance of 60,000,000 PubCo Ordinary Shares.

In connection with the closing of the Business Combination, Pubco completed the issuance of securities pursuant to the financing agreements as described below and received aggregate gross proceeds of approximately $7.9 million therefrom on or around the Closing Date. As the closing date of the Business Combination was on July 9, 2024, the accompanying unaudited condensed financial statements of Catcha Investment Corp do not reflect the accounting of the Business Combination.

Financing Agreements

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

The April 2024 Notes are convertible into PubCo Ordinary Shares at the option of the holder. The number of ordinary shares issuable upon conversion of the April 2024 Notes is determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal of a note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such principal of the applicable note, and (C) any other unpaid amounts, if any. “Conversion Price” means $10.00 initially at the date of issuance of the April 2024 Notes. The Conversion Price will reset to 95% of the lowest closing volume weighted average price observed over the 5 trading days immediately preceding the 270th calendar day following the Issuance Date, subject to a minimum price of $2.50 (the “Minimum Price”).

PubCo has the option to redeem the April 2024 Notes in full at any time after the Issuance Date and prior to maturity thereof upon 10 Trading Days’ (as defined in the April 2024 Notes) notice for cash at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon.

PIPE

On May 6, 2024, PubCo and Catcha entered into a subscription agreement (the “PIPE Subscription Agreement”) for a private placement (the “PIPE”) with a certain accredited investor (the “Purchaser”). Pursuant to the PIPE Subscription Agreement, at consummation of the Business Combination, the Purchaser purchased an aggregate of 176,470 PubCo Ordinary Shares, at a price per share of $8.50, representing aggregate gross proceeds of $1.5 million.

On May 14, 2024, PubCo and Catcha entered into additional subscription agreements (together with the PIPE Subscription Agreement above, the “PIPE Subscription Agreements”) for a private placement with certain accredited investors who are existing shareholders of Crown (the “Existing Shareholder Purchasers”). Pursuant to the PIPE Subscription Agreement, at consummation of the Business Combination, the Existing Shareholder Purchasers purchased an aggregate of 26,393 PubCo Ordinary Shares (together with the PubCo Ordinary Shares to be purchased by the Purchaser, the “PIPE Shares”), at a price per share of $10.00, representing aggregate gross proceeds of $263.9 thousand.

The PIPE Subscription Agreements contain customary representations and warranties of Catcha, PubCo, the Purchaser, and the Existing Shareholder Purchasers, and customary conditions to closing, as well as customary indemnification obligations. Pursuant to the PIPE Subscription Agreements, PubCo has agreed to register the resale of the PIPE Shares and is required to prepare and file a registration statement with the U.S. Securities and Exchange Commission no later than thirty days following the closing date of the Business Combination. Such registration statement has not been filed as of the date of these unaudited financial statements, and PubCo is in discussions with the Purchaser regarding this requirement.

On July 9, 2024, the Company received $1.8 million from the Purchaser and the PIPE Subscription Agreement was closed.

Securities Lending Agreement

On May 22, 2024, Pubco entered into a securities lending agreement (the “Securities Lending Agreement”) with Millennia Capital Partners Limited (the “Lender”) pursuant to which the Lender agreed to loan PubCo up to $4.0 million (the “Loan”) at fifty-five (55%) Loan to Value of the current market value of shares of Crown pledged to the Lender (“Transferred Collateral”). “Loan to Value” means the ratio of the Loan to the value of the Transferred Collateral, calculated by dividing the amount borrowed by then current market value of the Transferred Collateral, based on the quoted market price on NASDAQ. The Loan matures thirty-six (36) months after the Closing Date (as defined in the Securities Lending Agreement) and bears interest at an annual rate of 6.0% to be paid quarterly.

Up to the date the unaudited condensed financial statements were issued, there has not been any amounts drawn down pursuant to the Securities Lending Agreement.

Securities Purchase Agreement

 On June 4, 2024, PubCo entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”). Capitalized terms used but not defined in the description below shall have the meanings ascribed thereto in the Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement, the Company will issue the SPA Notes and warrants (the “Warrants”) to the Investor across multiple tranches (the “Tranches”) consisting of an initial tranche (the “Initial Tranche”) of (i) an aggregate principal amount of $2.95 million and including an original issue discount (“OID”) of up to an aggregate of $442,500, plus Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts (defined as 50% of the principal amount of each issued Tranche, divided by $10). The second tranche (the “Second Tranche”) consists of an aggregate principal amount of SPA Notes of up to $2.95 million and including an OID of up to $442,500 and Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts with respect to such Tranche. The Securities Purchase Agreement contemplates up to five subsequent Tranches, each of which will be in an aggregate principal amount of SPA Notes of $2.95 million each and each including an OID of $442,500 and Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts with respect to such Tranches. The purchase price of an SPA Note and its accompanying Warrant will be computed by subtracting the portion of the OID represented by such SPA Note from the portion of the principal amount represented by such SPA Note (a “Purchase Price”).

The Closing of the purchase of each Tranche shall be subject to certain terms and conditions, including but not limited to:

a.	Initial Tranche. Closing of the Initial Tranche occurred on the Closing of the Business Combination

b.	The Second Tranche. Closing of the Second Tranche shall not occur prior to the date that is the earlier of (i) the date that is 90 days following the Closing Date of the Initial Tranche and (ii) such date as the Notes and Warrants issuable in such Tranche may be resold pursuant to an effective registration statement pursuant to Rule 144 under the 1933 Act.

c.	Third and Fourth Tranches.

a)	Closing of each such Tranche shall be for only one Tranche of Notes having an initial aggregate Principal Amount equal to the greater of (i) $50,000 and (ii) the lesser of (x) two and one half times the median of the value of shares traded over each of the thirty (30) Trading Days preceding the Closing Day for such Tranche, and (y) $2.95 million, and

b)	the Closing Date of such Tranche shall not occur prior to the date that is the earlier of (i) the date that is 90 days following the Closing Date of the previous Tranche and (ii) such date as the Company and the Investor shall mutually agree.

d.	Fifth, Sixth and Seventh Tranches. Closing of any subsequent Tranche shall occur on such date as the Company and the Investor shall mutually agree, if at all; provided that the Closing of any subsequent Tranche shall be for only one Tranche of Notes having an initial aggregate Principal Amount equal to the greater of (i) $50,000 and (ii) the lesser of (x) two and one half times the median of the value of shares traded over each of the 30 Trading Days preceding the Closing Date for such Tranche, and (y) $2.95 million.

Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC. acted as placement agent to Pubco for the facility described above.

Non-Redemption Agreements

On June 20, 2024, Catcha entered into non-redemption agreements (the “Non-Redemption Agreements”) with two investors (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to the Non-Redemption Agreements, the Backstop Investors agreed that, on or prior to closing of the Business Combination, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up to approximately 800,000 Catcha ordinary shares (the “Backstop Shares”), which redemption requests were made in connection with Catcha’s extraordinary general meeting of shareholders held on June 12, 2024. Upon consummation of the Business Combination, Catcha paid or caused to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from Catcha’s trust account in an amount equal to the product of (x) the number of Backstop Shares and (y) $2.075, which is equal to (A) the price per share for a pro rata portion of the amount on deposit in the trust account, less (B) $9.50. The Non-Redemption Agreement is contingent on the amount of shares the Backstop investors agreed not to redeem. As of June 30, 2024, the number of shares the investor agreed not to redeem was 1,908 shares, pursuant to which $3,950 would be payable to the Backstop Investors. The final amount was determined on July 8, 2024, pursuant to which, Catcha paid $11,717 to the Backstop Investors for agreeing not to redeem 5,486 Backstop Shares at the Closing of the Transactions.

Fee Deferrals, Share Transfers and Other Transaction Expense Reductions

Transaction Expense Reduction

Prior to the closing of the Business Combination, PubCo, Catcha, Crown and Catcha Holdings LLC (“Sponsor”) entered into several agreements with service providers (the “Service Providers”) to Catcha and Crown in connection with the Business Combination, resulting in a reduction of the aggregate transaction expenses otherwise payable thereby at closing (the “Transaction Expense Reduction”).

Founder Share Transfers

On July 8, 2024, Sponsor transferred an aggregate of 6,511,627 Catcha Class A Ordinary Shares (“Catcha Shares”) to third parties who provided financing in connection with the Business Combination, Transaction Expense Reduction as well as settlement of liabilities, including on behalf of Crown. This includes 1,500,000 Catcha Shares as commitment shares to the Investor in consideration for its entry into the Securities Purchase Agreement described above, 550,000 Catcha Shares to Chardan Capital Markets LLC as consideration for an advisory service fee due to Chardan Capital Markets LLC, 1,350,000 Catcha Shares to other Service Providers to Catcha in partial consideration for the Transaction Expense Reduction, including fee deferrals, and 3,111,627 Catcha Shares to certain investors in consideration for providing financing to Crown and Catcha, including providing the Transferred Collateral securing the Securities Lending Agreement described above, and settlement of certain liabilities. The Catcha Shares were exchanged for PubCo Ordinary Shares in the Business Combination, in a transaction registered under the Securities Act of 1933, as amended pursuant to PubCo’s Registration Statement on Form F-4 declared effective by the Securities and Exchange Commission on February 14, 2024 (File No. 333-274832) and, accordingly, may be freely transferred without restrictions under the Securities Act by the recipients thereof.

The agreements with certain of the Service Providers provide that, if the Service Provider sells the Service Provider Shares for proceeds equal to an agreed upon amount, then such Service Provider shall return any remaining Service Provider Shares to Sponsor. As of the date of filing these unaudited financial statements, 762,887 Catcha Shares have been returned to the Sponsor.

Vendor Promissory Notes for Fee Deferrals

From June 18, 2024 to June 26, 2024, Pubco issued five convertible promissory notes to the vendors Ernst & Young Advokatfirma AS, Wikborg Rein Advokatfirma AS, Ernst & Young AS, Ogier (Jersey) LLP, and Nelson Mullins Riley Scarborough LLP (each a “Vendor,” and collectively, the “Vendors”), agreeing to defer payment for services provided (the “Convertible Vendor Notes”). The aggregate principal amount for all the Convertible Vendor Notes is approximately $5.0 million, bearing interest at 12% per annum. The Convertible Vendor Notes provides that twenty to fifty percent of the principal amount is payable within 30 days after the Closing Date, depending on Vendor. The remaining unpaid principal amount for each Convertible Vendor Note shall be increased by 20%, and payable in equal installments each quarter ending date subsequent to the Closing Date, from between one year and up to five years, depending on Vendor. If Pubco raises additional capital after Close, Pubco will use best endeavors to pay any outstanding principal under the Convertible Vendor Notes.

All the Convertible Vendor Notes provides that upon occurrence of a default (as described below), at the option of the Vendor any amounts outstanding under the Convertible Vendor Note may be converted into ordinary shares of at a conversion price equal to the VWAP Price: (i) on the date that is one hundred fifty (150) days following the Closing Date (the “Initial Election Date”), up to an amount equal to fifty percent (50%) of the then outstanding principal amount of this Note; and (ii) on each thirty (30) day anniversary following the Initial Election Date (each such anniversary together with the Initial Election Date, each, an “Election Date”) up to an additional ten percent (10%) of the then outstanding principal amount of the Convertible Vendor Note (collectively, the “Conversion Rights”); provided that (i) the foregoing calculation of the aggregate amount available to be converted into Shares pursuant to the Conversion Rights assumes that there has been no prior payment of the principal of the Convertible Vendor Note and (ii) any amounts that were otherwise available to be converted pursuant to the Conversion Rights on an Election Date that were not so converted shall remain available for conversion pursuant to the Conversion Rights on subsequent Election Dates until so converted. A default is constituted in the event of (i) failure by Pubco to pay any portions of the principal amount within five (5) business days after the dates specified in the Convertible Vendor Notes or issue shares pursuant to the Vendor Notes, if so, elected by the Vendor; (ii) voluntary bankruptcy; and (iii) involuntary bankruptcy.

In addition, on July 9, 2024, PubCo also issued promissory notes (the “Promissory Notes”) in an aggregate principal amount of $3.5 million to another Service Provider to Crown and Catcha, with such amounts representing deferrals of fees owed thereto. Such Promissory Notes bear interest at a rate of 12% per annum, payable quarterly, subject to Crown’s option to defer 50% thereof as paid-in-kind, with principal due thereunder payable at maturity on the 18-month anniversary of the issuance thereof. There is no conversion feature provided for under such Promissory Notes.

Pubco Ordinary Shares and Pubco Warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “CGBS” and “CGBSW”, respectively. The legacy Catcha shares and warrants stopped trading concurrent with the completion of the Business Combination and filing of Form 25-NSE on July 10, 2024.

Business Prior to the Business Combination

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential acquisition of Crown (see above and Note 6). The Company did not generate any operating revenues prior to the completion of the Business Combination. The Company generated non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), that invests only in direct U.S. government treasury obligations. In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account were moved into a non-interest bearing, segregated account, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. From February 2023 to June 2024, the Company deposited into the Trust Account for an aggregate of $1,123,513 to extend the Combination Period from February 12, 2023 to July 12, 2024. On July 9, 2024, the Company closed the Business Combination as described above. From February 14, 2023 to July 8, 2024, public shareholders owning a total of 29,773,479 shares properly exercised their right to redeem their shares for an aggregated amount of $305.8 million withdrawn from the Trust Account. The remaining proceeds of $2.6 million from the IPO and the sale of the Private Placement Warrants after redemption were released from the Trust Account upon the completion of the initial Business Combination on July 9, 2024.

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

On August 10, 2023, J.P. Morgan Securities LLC (“J.P. Morgan”), the underwriter in the IPO, waived its entitlement to payment of the $10,500,000 deferred underwriting fee in connection with its role as underwriter in the Company’s IPO. As a result, the Company recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees during the three months ended September 30, 2023.

NYSE Notice

On April 17, 2024, the Company received a written notice from NYSE American indicating that the Company was not in compliance with NYSE American’s continued listing standards because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was due on April 16, 2024. The Company filed its Form 10-K on June 17, 2024 and regained compliance with the Exchange’s continued listing standards.

The Company had an NYSE appeal hearing scheduled for July 17, 2024, which was been canceled subsequently, given that Catcha has been delisted off NYSE following the closing of the business combination.

Class B Ordinary Shares Conversion

On May 13, 2024, the Sponsor delivered notice of conversion of an aggregate of 7,350,350 Class B Ordinary Shares of the Company, into an equal number of Class A Ordinary Shares of the Company (the “Conversion”). The 7,350,350 Class B Shares, representing approximately 81% of the total issued and outstanding Class A Shares after the Conversion, issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as further described in the Company’s definitive merger proxy statement/prospectus on Schedule 14A filed with the Securities and Exchange Commission on February 15, 2024 (“Definitive Merger Proxy Statement”). As of June 30, 2024, the outstanding Class A ordinary shares and Class B ordinary shares are 8,715,232 and 149,650, respectively.

Going Concern and Liquidity

As of June 30, 2024, the Company had $900 in its operating bank accounts and a working capital deficit of $12,008,166.

Prior to the consummation of the Business Combination, the Company used the funds not held in the Trust Account funds raised from Convertible Promissory Notes (as described in Note 5) for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, extension deposits, negotiating and completing a Business Combination, which was the Business Combination with Crown that has been completed on July 9, 2024.

Upon closing of the Business Combination, the total outstanding under Working Capital Loans (including both $1.5 Million Convertible Promissory Note and 2024 Convertible Promissory Note) of $1,675,187 and the total outstanding under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2) of $1,123,513, was converted to 1,116,791 and 749,009 PubCo Warrants at a price equal to $1.5 per warrant, respectively, at the Sponsor’s election.

After the business Combination, the Company became a wholly owned subsidiary of Pubco, whose shares are traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “CGBS. The Company was delisted from NYSE since July 10, 2024. There is substantial doubt about PubCo’s ability to continue to operate as a going concern. PubCo’s ability to operate as a going concern is principally dependent on its ability to continue raising financing, and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Risks and Uncertainties

Management is currently evaluating the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the current wars, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position and results of its operations and the closing of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on June 17, 2024 (the “Annual Report”). The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements included in the Annual Report. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $900 and $30,850 in cash and did not have any cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

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

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were $15,881,487 and $24,782,259, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company could be exposed to significant risks on the funds held in trust account.

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets. The fair values of prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

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

In connection with the extraordinary general meeting of shareholders held on February 14, 2023, February 16, 2024 and May 15, 2024, holders of 27,785,141, 641,303 and 208,674 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18, $11.29 and $11.52 per share, for an aggregate redemption amount of $282,903,643, $7,241,004 and $2,403,928, respectively.

As a result, following satisfaction of such redemptions and after giving effect to the conversion of an aggregate of 7,350,350 Class B ordinary shares into an equal number of Class A ordinary shares held by the Sponsor, the Company has 8,715,232 (1,364,882 of which are subject to redemption) Class A ordinary shares outstanding and the balance in the Trust Account is approximately $15.88 million as of June 30, 2024.

At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Class A ordinary shares subject to possible redemption as of December 31, 2022	30,000,000	$304,086,289
Add: Accretion of interest income to Class A ordinary shares subject to possible redemption	—	2,774,613
Add: Accretion of extension deposit to Class A ordinary shares subject to possible redemption	—	825,000
Less: Class A ordinary shares redeemed, including interest	(27,785,141)	(282,903,643)
Class A ordinary shares subject to possible redemption as of December 31, 2023	2,214,859	24,782,259
Add: Accretion of interest income to Class A ordinary shares subject to possible redemption	—	262,495
Add: Accretion of extension deposit to Class A ordinary shares subject to possible redemption	—	169,413
Less: Class A ordinary shares redeemed, including interest	(641,303)	(7,241,004)
Class A ordinary shares subject to possible redemption as of March 31, 2024	1,573,556	$17,973,163
Add: Accretion of interest income to Class A ordinary shares subject to possible redemption	—	183,152
Add: Accretion of extension deposit to Class A ordinary shares subject to possible redemption	—	129,100
Less: Class A ordinary shares redeemed, including interest	(208,674)	(2,403,928)
Class A ordinary shares subject to possible redemption as of June 30, 2024	1,364,882	15,881,487

Upon closing of the Business Combination on July 9, 2024, holders of an additional 1,138,361 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.64, for an aggregate redemption amount of $13,245,735, leaving 226,521 Class A ordinary shares still outstanding.

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note, the 2024 Convertible Promissory Note and the Extension Notes) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $1,415,589 as of the issue dates (including $784,874 under the $1.5 Million Convertible Promissory Note, $65,573 under the 2024 Convertible Promissory Note and $565,142 under the Extension Notes). For the three and six months ended June 30, 2024, $171,663 and $252,147 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of shareholders’ deficit, respectively. For the three and six months ended June 30, 2023, $230,045 and $493,671 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed changes in statements of shareholders’ deficit. As of June 30, 2024 and December 31, 2023, the fair value of the Convertible Promissory Notes was $1,123,196   and $675,934, respectively, under the $1.5 Million Convertible Promissory Note, the fair value of the Convertible Promissory Notes was $65,660 and $0, respectively, under the 2024 Convertible Promissory Note and the fair value of the convertible promissory note was $841,286 and $491,502, respectively, under the Extension Notes, respectively. For the three and six months ended June 30, 2024, the Company recognized an unrealized loss of $153,099 and $205,117, respectively, attributable to the change in fair value of $1.5 Million Convertible Promissory Note, unrealized loss of $87 and $87, respectively, attributable to the change in fair value of the 2024 Convertible Promissory Note and unrealized loss of $116,072 and $158,027, respectively, attributable to the change in fair value of the Extension Notes respectively, in the condensed statements of operations. For the three and six months ended June 30, 2023, the Company recognized $866 and $1,533 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, attributable to the change in fair value of the $1.5 Million Convertible Promissory Notes and unrealized loss of $622 and $856, respectively, attributable to the change in fair value of Extension Notes, respectively, in the condensed statements of operations.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date (March 24, 2023 and May 24, 2023). The $nil and $1,059,720 excess of fair value of Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the fair value of the Capital Contribution Note was $1,435,165 and $2,200,291, respectively. For the three and six months ended June 30, 2024, the Company recognized $983,664 and $765,126 unrealized gain on fair value changes of the Capital Contribution Note in the condensed statements of operations. For the three and six months ended June 30, 2023, the Company recognized $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the unaudited condensed statements of operations.

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

The Company accounts for the warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each reporting periods. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. As of June 30, 2024 and December 31, 2023, there were 15,333,333 public and private warrants outstanding (not including the 1,807,465 and 1,306,385 warrants as of June 30, 2024 and December 31, 2023, that could be issued upon conversion of the Convertible Promissory Notes).

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. As of June 30, 2024, the 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, the 1,807,465 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, the 330,000 potential ordinary shares (as discussed above and as described in Note 7) and the 750,000 Subscription Shares (as defined in Note 8) that will be issued to Polar at the Closing were excluded from diluted net loss per share for the three and six months ended June 30, 2024 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As of June 30, 2023, the 15,333,333 potential ordinary shares for outstanding warrants to purchase the Company’s stock, 535,709 potential ordinary shares for the warrants that could be issued upon conversion of the Convertible Promissory Notes, to purchase the Company’s stock, the 330,000 potential ordinary shares (including 30,000 shares in consideration of the $300,000 principal amount outstanding under the Capital Contribution Note, if Polar elects to receive shares at a rate of one Class A ordinary share for each $10.00, and 300,000 shares in consideration of the Capital Calls as described in Note 7) were excluded from diluted net loss per share for the three and six months ended June 30, 2023 because the warrants and the shares that will be issued to Polar are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share is the same as basic net loss per share for the periods. In addition, any shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares. Because the redemption value of the Class A ordinary shares approximates their fair value, remeasurement to redemption value is not impacting allocable earnings.

	For the Three Months Ended June 30,
	2024		2023
	Redeemable Class A	Non Redeemable Class A and Class B	Redeemable Class A	Non Redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(138,085)	$(704,339)	$(40,983)	$(138,779)
Denominator:
Weighted-average shares outstanding	1,470,366	7,500,000	2,214,859	7,500,000
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.02)	$(0.02)

	For the Six Months Ended June 30,
	2024		2023
	Redeemable Class A	Non Redeemable Class A and Class B	Redeemable Class A	Non Redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(601,272)	$(2,672,205)	$(205,026)	$(163,067)
Denominator:
Weighted-average shares outstanding	1,687,572	7,500,000	9,429,785	7,500,000
Basic and diluted net loss per share	$(0.36)	$(0.36)	$(0.02)	$(0.02)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and 2023. The Company’s management determined that the Cayman Islands and Singapore are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invests only in direct U.S. government treasury obligations. In March 2023, the Company liquidated the money market funds held in the Trust Account. The funds in the Trust Account are now maintained in cash in an interest-bearing demand deposit account at a bank upon the earlier of consummation of the initial Business Combination and liquidation.

Warrants

As of June 30, 2024, there were 10,000,000 public warrants and 5,333,333 Private Placement Warrants outstanding (not including the 1,807,465 warrants that could be issued upon conversion of the Convertible Promissory Notes). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price (discussed below) will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.  The Company has determined that the securities issued in connection with the closing of the business combination on July 9, 2024 did not result in any adjustments to the exercise price of the warrants.

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

On May 13, 2024, the Sponsor delivered notice of conversion of an aggregate of 7,350,350 Class B Ordinary Shares of the Company, into an equal number of Class A Ordinary Shares of the Company. As of June 30, 2024 and December 31, 2023, there were 149,650 and 7,500,000 Class B ordinary shares issued and outstanding (see Note 12), respectively.

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

Due to Related Party

As of June 30, 2024 and December 31, 2023, the amount due to related party was $301,366 and $241,366, respectively, which mainly consisted of the unpaid portion of the administrative service fee described below. Upon closing of the Business Combination on July 9, 2024, the amount of $301,366 due to related party was still outstanding.

Subsequent to the closing of the Business Combination with Crown on July 9, 2024, the Sponsor paid $111,543 on behalf of Crown for working capital purposes. Up to the date the unaudited financial statements were issued, these amounts were still outstanding from Crown and will be due on demand.

Convertible Promissory Notes

On February 14, 2023, the Company issued an unsecured convertible promissory note (the “2023 Extension Note” and, together with the “2024 Extension Note No. 1” and “2024 Extension Note No. 2” as described below, the “Extension Notes”. The Extension Notes, together with the “1.5 Million Convertible Promissory Note” and “2024 Convertible Promissory Note” as described below, the “Convertible Promissory Notes”) to the Sponsor, pursuant to which the Company may borrow up to $900,000 (the “2023 Extension Note”) from the Sponsor. Pursuant to the Extension Note, from February 17, 2023 to February 17, 2024 or such earlier date as is determined by the Company’s board of directors, the Sponsor has agreed to deposit into the Company’s Trust Account the lesser of (i) $75,000 or (ii) $0.0375 for each unredeemed public share, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve the Business Combination, and (ii) the date that $900,000 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “2023 Extension Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants that were issued in connection with the IPO. The terms of the 2023 Extension Loan Warrants will be identical to those of the Private Placement Warrants. The 2023 Extension Loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2023 Extension Note).

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

The Company has elected to accounts for the Extension Notes using the fair value method, with the changes of fair value at each reporting period recorded in the condensed statements of operations. As of June 30, 2024, an aggregate of $1,123,513 was drawn under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2 ), with an initial fair value of $565,142 at the issuance dates (including $417,428 under the 2023 Extension Note, $90,672 under 2024 Extension Note No. 1 and $57,042 under 2024 Extension Note No. 2). Since issuance, the difference of $558,371, between the draws of $1,123,513 and the fair value at the issuance dates of $565,142 was recorded in additional paid-in capital; of this amount, $106,756 was recorded in additional paid-in capital in the accompanying statement of changes in shareholders’ deficit for the six months ended June 30, 2024. For the six months ended June 30, 2023, the difference of $230,121, between the withdrawals of $375,000 and the fair value at the issuance dates of $144,879, was recorded in additional paid-in capital in the accompanying condensed statement of changes in shareholders’ deficit. As of June 30, 2024, the Extension Notes were presented at the fair value of $841,286 (including $673,920 under the 2023 Extension Note, $106,044 under 2024 Extension Note No. 1 and $61,322 under 2024 Extension Note No. 2), as Convertible Promissory Note on the accompanying condensed balance sheets. As of December 31, 2023, $825,000 was drawn under the Extension Note (including $825,000 under the 2023 Extension Note), with an initial fair value of $373,385 at the issuance dates. As of December 31, 2023, the Extension Note was presented at its fair value of $491,502, as Convertible Promissory Note on the accompanying condensed balance sheets (see Note 9).

For the three and six months ended June 30, 2024, the Company recorded $116,072 and $158,027 unrealized loss on fair value changes of the Extension Notes, respectively, in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2023, the Company recorded $622 and $856 unrealized loss on fair value changes of the Extension Note, respectively, in the accompanying unaudited condensed statement of operations.

On July 9, 2024, the Sponsor elected to convert the outstanding balance of $1,123,513 under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2) into Pubco Warrants at a price equal to $1.5 per warrant, for an aggregated of 749,009 Pubco Warrants. No Extension Notes were outstanding after the conversion.

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

On December 13, 2022, the Company issued an unsecured convertible promissory note under the Working Capital Loans to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor (the “$1.5 Million Convertible Promissory Note,” and together with the “2024 Convertible Promissory Note” as described below, the “Working Capital Loans”). Such loan may, at the Sponsor’s discretion, be converted into Private Placement Warrants at a price of $1.50 per warrant as described above. The $1.5 Million Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of (a) the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities and (b) the liquidation of the Company. The maturity date of the $1.5 Million Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the $1.5 Million Convertible Promissory Note). As of June 30, 2024 and December 31, 2023, $1,500,000 and $1,134,578 were outstanding under the $1.5 Million Convertible Promissory Note.

The $1.5 Million Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of June 30, 2024, $1,500,000 was drawn down under such loan, with an initial fair value of $784,874 at the issuance dates. As of June 30, 2024, the $1.5 Million Convertible Promissory Note was presented at its fair value of $1,123,196 as Working Capital Loan on the accompanying condensed balance sheet. As of December 31, 2023, $1,134,578 was drawn down under such loan, with an initial fair value of $542,729 at the issuance date. As of December 31, 2023, the $1.5 Million Convertible Promissory Note was presented at its fair value of $675,934 as Working Capital Loan on the accompanying condensed balance sheet.

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

The 2024 Convertible Promissory Note was valued using the fair value method, with the changes of fair value at each reporting period recorded in statement of operations. As of June 30, 2024, $87,687 was drawn down under such loan, with an initial fair value of $65,573 at the issuance dates. As of June 30, 2024, the 2024 Convertible Promissory Note was presented at its fair value of $65,660 as Working Capital Loan on the accompanying condensed balance sheets.

For three months ended of June 30, 2024, the difference of $129,921, between the withdrawal of $410,479 and the fair value at the drawn down dates of $280,558, was recorded in additional paid-in capital in the accompanying unaudited condensed statements of shareholder’s deficit. For six months ended of June 30, 2024, the difference of $145,391, between the withdrawal of $453,109 and the fair value at the drawn down dates of $307,718, was recorded in additional paid-in capital in the accompanying unaudited condensed statements of shareholder’s deficit.

For the three and six months ended June 30, 2024, the Company recorded $153,186 and $205,204 unrealized loss on fair value changes of the Working Capital Loans in the accompanying unaudited condensed statement of operations, respectively. For the three and six months ended June 30, 2023, the Company recorded $866 and $1,533 unrealized loss on fair value changes of the Working Capital Loans, respectively, in the accompanying unaudited condensed statement of operations.

Subsequent to June 30, 2024 through closing of the Business Combination, the Company took an additional draw of $87,500 under the 2024 Convertible Promissory Note, for working capital purpose. As of the closing of the Business Combination, the total outstanding under Working Capital Loans (including both $1.5 Million Convertible Promissory Note and 2024 Convertible Promissory Note) were $1,675,187, which was converted to 1,116,791 PubCo Warrants at a price equal to $1.5 per warrant, at the Sponsor’s election.

Administrative Service Fee

The Company has agreed, commencing on the date the securities of the Company were first listed on the NYSE, to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. For each of the three and six months ended June 30, 2024 and 2023, the Company incurred $30,000 and $60,000 in expenses in connection with such services, respectively. All such expenses were recorded in the accompanying unaudited condensed statements of operations. As of June 30, 2024 and December 31, 2023, respectively, administrative service fees of $301,366 and $240,935 was unpaid and are included in due to related party on the accompanying condensed balance sheets. Upon completion of the initial Business Combination on July 9, 2024, the Company ceased accruing these monthly fees. Up to the date the unaudited financial statements were issued, the unpaid balance of $301,366 was still outstanding.

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

The Company analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. As of June 30, 2024 and December 31, 2023, the fair value of Derivative Asset – Note Receivable was $1,713,280 and $2,689,364, respectively. For the three and six month ended June 30, 2024, the Company recorded an unrealized loss in the amount of $679,310 and $976,084, respectively, associated with changes in the fair value of the Derivative Asset - Note Receivable. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred.

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

Upon closing of the Business Combination with Crown on July 9, 2024, the note receivable became an inter-company transaction with Pubco and will be eliminated. Up to the date the unaudited financial statements were issued, the note was still outstanding.

NOTE 7. CAPITAL CONTRIBUTION NOTE

On March 9, 2023, the Company entered into a subscription agreement (the “March 2023 Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which the Sponsor sought to raise $1,200,000 to fund the extension and to provide working capital to the Company. The Sponsor committed to fund $900,000 of this amount through the Extension Note described in Note 5 above and Polar agreed to provide the remaining $300,000 (the “Capital Contribution Note”, or the “March Capital Contribution”). The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown from Polar against the capital commitment in order to meet 25% of the Sponsor’s commitment to the Company under a Drawdown Request (“Capital Call”). In consideration of the Capital Call(s) made hereunder, the Company will issue 300,000 Class A ordinary shares to Polar at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Closing. Following receipt of such sums from the Company, and in any event within five (5) business days of the Closing, the Sponsor or the Company shall pay Polar an amount equal to Capital Calls funded under the March 2023 Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to Polar. Polar may elect at the Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Capital Calls funded under the March 2023 Subscription Agreement.

The Company treated the Capital Contribution Note as a debt instrument and measured it with fair value method, and records changes of fair value at each reporting period in the condensed statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of June 30, 2024 and December 31, 2023, the Capital Contribution Note was presented at its fair value of $1,435,165 and $2,200,291 on the accompanying unaudited condensed balance sheets, respectively.

For the six months ended June 30, 2024 and 2023, the Company recorded $nil and $1,059,720 unrealized loss on excess of fair value of Capital Contribution Note over proceeds at issuance in the accompanying unaudited condensed statements of operations, respectively.

For the three and six months ended June 30, 2024, the Company recorded $983,664 and $765,126 unrealized gain on fair value changes of the Capital Contribution Note in the accompanying unaudited condensed statements of operations, respectively. For the three and six months ended June 30, 2023, the Company recorded $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note, respectively, in the accompanying unaudited condensed statement of operations.

On July 8, 2024, PubCo, Catcha, Sponsor and Polar entered into an Amendment (the “March Amendment”) to the March 2023 Subscription Agreement. Pursuant to the March Amendment, PubCo, Catcha and the Sponsor jointly and severally, agreed to promptly repay, as a return of capital, an amount equal to the March Capital Contribution funded by Polar to Catcha within five (5) business days of the Closing of the Business Combination, by:

A)	Issuance of a convertible promissory note by the Company in favor of Polar or its nominee, with consideration for such note equal to 50% of the March Capital Contribution; and

B)	Payment in cash in U.S. Dollars equal to 50% of the March Capital Contribution.

 At closing of the Business Combination, the March 2023 Subscription Agreement and the March Amendment was settled as described in Note 8.

NOTE 8. SUBSCRIPTION AGREEMENT– POLAR

On October 25, 2023, the Company, the Sponsor and Polar entered into an additional (see Note 7) subscription agreement (the “October 2023 Subscription Agreement”), pursuant to which Polar agreed to fund a capital contribution of $750,000 (the “SPAC Loan” or “October Capital Contribution”), without interest, to the Company and in consideration thereof, the Company agreed to issue or cause PubCo to issue 750,000 Class A ordinary shares (the “Subscription Shares”) to Polar at the Closing. The Sponsor and the Company, jointly and severally, agreed to promptly repay the $750,000 to Polar within five (5) business days of the Closing. In the event that: (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by June 28, 2024 (or such other date as the parties to the Business Combination Agreement shall agree) (the “Termination”), the Sponsor and the Company, jointly and severally, agreed to transfer, or cause to be transferred to Polar within ten business days of the Termination, (A) $1,750,000 in cash; or (B) solely at the discretion and election of Polar, $1,000,000 in cash and, a number of shares of Crown’s common equity equal to 1.5% of its outstanding common equity (on a fully diluted basis) as of the date of Termination (either (A) or (B) above, the “Catcha Termination Payment”). If a Catcha Termination Payment is not made within ten business days of the Termination, the Sponsor and the Company agreed to transfer, or cause to be transferred, warrants that entitle Polar to purchase a number of shares of Crown’ common equity equal to 0.30 percent per annum of the outstanding Crown common equity (on a fully-diluted basis) at exercise, for a price per share of $0.01 (the “Crown Warrants”), accruing monthly (for each month from the date of the Termination until the time that Polar receives the full amount of the Catcha Termination Payment, so that for each such month, a Crown Warrant shall be issued to Polar for a number of shares equal to the total number of shares of outstanding common equity of Crown on a fully diluted basis multiplied by 0.00025). The Crown Warrants are exercisable pursuant to terms set forth in the October 2023 Subscription Agreement. On October 26, 2023, the Company received $750,000 under the October 2023 Subscription Agreement.

The Company analyzed the October 2023 Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations (hereinafter, the “Derivative Liability – Note Payable”). As a result, the Company recorded the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. As June 30, 2024 and December 31, 2023, the fair value of the Derivative Liability — Note Payable was $1,713,280   and $2,689,364, respectively. For the three and six months ended June 30, 2024, the Company recorded an unrealized gain in the amount of $679,310 and $976,084, respectively, associated with changes in the fair value of the Derivative Liability — Note Payable. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred.

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

On July 8, 2024, PubCo, Catcha, Sponsor and Polar entered into an Amendment (the “October Amendment”) to the October 2023 Subscription Agreement. Pursuant to the October Amendment, PubCo, Catcha and the Sponsor jointly and severally, agreed to promptly repay, as a return of capital, an amount equal to the October Capital Contribution funded by Polar to Catcha within five (5) business days of the Closing of the Business Combination, by:

A)	Issuance of a convertible promissory note by the Company in favor of Polar or its nominee, with consideration for such note equal to 50% of the October Capital Contribution; and

B)	Payment in cash in U.S. Dollars equal to 50% of the October Capital Contribution.

On July 8, 2024, PubCo and Polar entered into a Securities Purchase Agreement, pursuant to which PubCo shall issue Promissory Notes for an aggregate purchase price of up to $525,000, divided into two separate notes, with an aggregate principal amount of $583,334, reflecting original issue discount of 10%. The issuance of such Promissory Notes was in satisfaction of 50% of the payment due upon the Closing of the Business Combination under the March Amendment and the October Amendment, as described above, with no additional amount paid by Polar.

On July 8, 2024, Pubco issued 1,050,000 ordinary shares to Polar for share settlement under the March 2023 Subscription Agreement and October 2023 Subscription Agreement. On July 9, 2024, in connection with the closing of the Business Combination, the Company paid $525,000 to Polar, for the cash settlement as agreed in March Amendment and October Amendment.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Derivative Asset — Note Receivable	$1,713,280	$—	$—	$1,713,280
Liabilities:
Warrant Liability–Public Warrants	$1,100,000	$—	$1,100,000	$—
Warrant Liability–Private Placement Warrants	624,927	—	624,927	—
Working Capital Loans	1,188,856	—	—	1,188,856
Convertible Promissory Note	841,286	—	—	841,286
Capital Contribution Note	1,435,165	—	—	1,435,165
Derivative Liability — Note Payable	1,713,280	—	—	1,713,280
Total	$6,903,514	$—	$1,724,927	$5,178,587

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Derivative Asset — Note Receivable	$2,689,364	$—	$—	$2,689,364
Liabilities:
Warrant Liability–Public Warrants	400,000	—	400,000	—
Warrant Liability–Private Placement Warrants	221,969	—	221,969	—
Working Capital Loans	675,934	—	—	675,934
Convertible Promissory Note	491,502	—	—	491,502
Capital Contribution Note	2,200,291	—	—	2,200,291
Derivative Liability — Note Payable	2,689,364	—	—	2,689,364
Total	$6,679,060	$—	$621,969	$6,057,091

The Derivative Asset — Note Receivable, warrants, Working Capital Loans, the Extension Notes, the Capital Contribution Note and the October 2023 Subscription Agreement are accounted for as assets and liabilities in accordance with ASC 815-40 and are presented within Derivative Asset — Note Receivable, warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable, respectively, in the accompanying condensed balance sheets. The warrant liabilities, Working Capital Loans, Convertible Promissory Note, Capital Contribution Note and Derivative Liability — Note Payable are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations. The excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed changes in statements of shareholders’ deficit. The excess of fair value over proceeds at issuance was recorded as expenses in the accompanying unaudited condensed statements of operations.

Derivative Asset — Note Receivable

Valuation of the Derivative Asset — Note Receivable was determined using a Black -Scholes model with the remaining term, associated risk -free rate, share price, comparable guideline company volatility and no expected dividends. The key inputs for Black -Scholes model at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate	5.47%	5.50%
Estimated Term (years)	0.03	0.13
Expected volatility	31.9%	38.1%
Iterated/Market Stock price	$5.75	$11.13
Fair Value of 1.5% Shares of Crown	6,606,000	6,606,000
Exercise Price	$750,000	$750,000

The fair value of 1.5% Shares of Crown is based on a $600 million equity value of a 100% interest in Crown. The Company adjusted this value based on a discount of 26.6% for lack of marketability.

Activity for the three months ended June 30, 2024 for the Derivative Asset — Note Receivable was as follows:

Crown
Fair value of the Derivative Asset — Note Receivable as of December 31, 2023	$2,689,364
Change in fair value at March 31, 2024	(296,774)
Fair value of the Derivative Asset — Note Receivable as of March 31, 2024	$2,392,590
Change in fair value at March 31, 2024	(679,310)
Fair value of the Derivative Asset — Note Receivable as of June 30, 2024	$1,713,280

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

The fair value of the public warrant liability was classified as Level 1 as of December 31, 2022 due to it publicly trading on NYSE. As of June 30, 2024 and December 31, 2023, the fair value of the public warrant liability was determined based on the quoted market price and re-classified as Level 2 due to the insufficient trading volume.

As of June 30, 2024 and December 31, 2023, the Private Placement Warrants were valued using a Monte Carlo model using the quoted underlying public warrants. Due to the observable inputs in the fair value estimation of the Private Placement Warrants, these inputs were classified as Level 2 as of June 30, 2024 and December 31, 2023.

The key inputs used in the Monte Carlo simulation for the Private Placement Warrants as of June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Public Warrant Price	0.11	0.040
Risk-free interest rate	5.26%	5.17%
Expected term (years)	5.03	5.13
Expected volatility	56.3%	1.4%
Stock price	$5.75	$11.13
Exercise price	$11.50	$11.50
Likelihood of Completing a Business Combination	75%	60%

Convertible Promissory Notes (Extension Notes and Working Capital Loan)

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note and the Extension Note) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs or weighted average inputs, as applicable, for discounted cash flow analysis at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate for warrant	4.33%	3.84%
Risk-free interest rate for debt	5.47%	5.54%
Term of Debt Conversion (years)	0.03	0.13
Term of Warrant Conversion (years)	5.00	5.00
Expected volatility	56.3%	1.4%
Iterated/Market Stock price	$5.75	$11.13
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.50	$1.5
Likelihood of Completing a Business Combination	75%	60%

Activity for the three and six months ended June 30, 2024 for the Convertible Promissory Notes (which include the Working Capital Loans and the Extension Notes) was as follows:

	Extension Notes	Working Capital Loans
Fair value as of December 31, 2023	$491,502	$675,934
Proceeds from Convertible Promissory Notes	169,413	42,630
Excess of proceeds over fair value at issuance	(65,014)	(15,470)
Change in fair value	41,955	52,018
Fair value as of March 31, 2024	$637,856	$755,112
Proceeds from Convertible Promissory Notes	129,100	410,479
Excess of proceeds over fair value at issuance	(41,742)	(129,921)
Change in fair value	116,072	153,186
Fair value as of June 30, 2024	$841,286	$1,188,856

Capital Contribution Note

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs or weighted average inputs, as applicable, for PWERM at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate	5.5%	5.5%
Estimated Term (years)	0.03	0.13
Expected volatility	56.3%	1.4%
Iterated/Market Stock price	$5.75	$11.13
Likelihood of Completing a Business Combination	75%	60%
Consideration for the Capital Call(s)- in shares	300,000	300,000

Activity for the three months ended June 30, 2024 for the Capital Contribution Note was as follows:

Polar
Fair value of the Capital Contribution Note as of December 31, 2023	$2,200,291
Change in fair value	218,538
Fair value of the Capital Contribution Note as of March 31, 2024	$2,418,829
Change in fair value	(983,664)
Fair value of the Capital Contribution Note as of June 30, 2024	$1,435,165

Derivative Liability — Note Payable

Valuation of the Derivative Liability — Note Payable was determined using a Black -Scholes model with the remaining term, associated risk -free rate, share price, comparable guideline company volatility and no expected dividends. The key inputs for Black -Scholes model at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate	5.47%	5.5%
Estimated Term (years)	0.03	0.31
Expected volatility	31.9%	38.1%
Iterated/Market Stock price	$5.75	$11.13
Fair Value of 1.5% Shares of Crown	6,606,000	6,606,000
Exercise Price	$750,000	$750,000

The fair value of 1.5% Shares of Crown is based on a $600 million equity value of a 100% interest in Crown. The Company adjusted this value based on a discount of 26.6% for lack of marketability.

Activity for the three months ended June 30, 2024 for the Derivative Liability — Note Payable was as follows:

Polar
Fair value of the Derivative Liability — Note Payable as of December 31, 2023	$2,689,364
Change in fair value at March 31, 2024	(296,774)
Fair value of the Derivative Liability — Note Payable as of March 31, 2024	$2,392,590
Change in fair value at March 31, 2024	(679,310)
Fair value of the Derivative Liability — Note Payable as of June 30, 2024	$1,713,280

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

Advisory Agreements

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the periods ended June 30, 2024 and June 30, 2023, the Company recorded $0 and $625,000 of such advisory service fee in the accompanying statements of operations. As of June 30, 2024 and December 31, 2023, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000, which was included in accounts payable and accrued expenses on the accompanying condensed balance sheets. On July 8, 2024, Sponsor transferred 550,000 Catcha Shares to Chardan Capital Markets LLC to settle the $275,000 unpaid advisory service fee. Chardan further agrees that, upon its receipt of total proceeds from resales of the shares exceeding U.S.$ 275,000 (plus an “upward variance” of up to fifteen percent (15%) to permit Chardan to complete any sales initiated on the trading day on which Chardan reaches this excess), it will transfer any remaining unsold shares to Sponsor.

On March 26, 2023, the Company entered an agreement with Alumia SARL (“Alumia”) to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting with introductions and with respect to the Company’s potential Business Combination. The agreement calls for Alumia to receive simultaneously with the Closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of any equity financing transactions which may be entered into by third party investors identified and introduced by Alumia prior to the Closing, regardless of whether the counterparty in the Business Combination was a subject target, payable upon the Closing. Alumia was not involved in the Company’s Business Combination transaction with Crown, and no fee was payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities (the “Securities”) or other capital or debt raising transaction (the “Offering”) in connection with the Business Combination (“CCM Engagement Letter”). The Company shall pay CCM (i) an advisor fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 shares of common stock or equivalent equity (the “Shares”) of the publicly listed post-business combination company (collectively, the “Advisor Fee”) and (ii) a transaction fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination.

On June 25, 2024, CCM, Catcha and PubCo entered into an Amendment (“CCM Amendment”) to the CCM Engagement Letter, which was originally entered into between CCM and Catcha on May 18, 2023. Pursuant to the CCM Amendment, the fees contemplated in the Engagement Letter were amended as follows:

●	$100,000 paid in full in U.S. dollars simultaneously with the closing of the Business Combination;

●	$100,000 paid in full in U.S. dollars simultaneously with the funding of the second tranche of funding pursuant to the Securities Purchase Agreement with Helena Special Opportunities LLC described above;

●	350,000 ordinary shares of Pubco, which was satisfied by Sponsor on behalf of PubCo within the aggregate of 1,900,000 of such transfers to Service Providers described above; and

●	Issuance by PubCo to CCM at the closing of the Business Combination of a Promissory Note in the principal amount of $1,000,000, which shall be convertible at CCM’s election beginning six months following closing of the Business Combination. The conversion price shall equal the lessor of (x) the 5 VWAP trading days ending on the VWAP trading day immediately preceding the applicable conversion and (y) 95% of the previous trading day closing price of PubCo Ordinary Shares. Upon the second anniversary of issuance, all remaining amounts due under the note shall convert into PubCo Ordinary Shares.

The Company evaluated the CCM Amendment and concluded that, the Company will measure the equity-classified award under the share-based payment arrangement guidance and recognize compensation cost from the share-based payment transaction in the same period and in the same manner as if the entity had paid cash for the goods or services based on the award’s initial fair value upon grant date, which in this case is the consummation of the Business Combination with Crown. The Company did not record any share-based expenses for the six month ended June 30, 2024. The Company paid $118,790 advisory fee to CCM on July 9, 2024.

NOTE 11. SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 7,350,350 and 0 Class A ordinary shares issued and outstanding, excluding 1,364,882 and 2,214,859 Class A ordinary shares, respectively, subject to possible redemption. The Class A ordinary shares that will be issued to Polar at the Closing, including 300,000 shares in consideration of Capital Calls as described in Note 7 and the 750,000 Subscription Shares (as defined in Note 8) as of June 30, 2024, were not shown as outstanding as of June 30, 2024 and December 31, 2023.

Class B ordinary shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 149,650 and 7,500,000 Class B ordinary shares issued and outstanding.

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

On May 13, 2024, the Sponsor delivered notice of conversion of an aggregate of 7,350,350 Class B Ordinary Shares of the Company, into an equal number of Class A Ordinary Shares of the Company (the “Conversion”). The 7,350,350 Class B Shares, representing approximately 81% of the total issued and outstanding Class A Shares after the Conversion, issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as further described in the Company’s definitive merger proxy statement/prospectus on Schedule 14A filed with the Securities and Exchange Commission on February 15, 2024 (“Definitive Merger Proxy Statement”). As of June 30, 2024, the outstanding Class A ordinary shares and Class B ordinary shares are 8,715,232 and 149,650, respectively. The Company evaluated the effect of the Conversion and concluded that the Conversion has no impact to shareholders’ deficit.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 9, 2024 (the “Closing Date”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“Pubco” ), consummated the previously announced business combination pursuant to the Business Combination Agreement dated as of August 3, 2023 (as amended, the “BCA”), by and among the Pubco, Catcha, CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”), and Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”). See description in Note 1.

Subsequent to June 30, 2024 through closing of the Business Combination, the Company made an additional draw of $87,500 under the 2024 Convertible Promissory Note, for working capital purpose. As of the Closing Date, the total outstanding under Working Capital Loans (including both $1.5 Million Convertible Promissory Note and 2024 Convertible Promissory Note) were $1,675,187, which was converted to 1,116,791 PubCo Warrants at a price equal to $1.5 per warrant, at the Sponsor’s election.

On July 8, 2024, Sponsor transferred an aggregate of 6,511,627 Catcha Class A Ordinary Shares (“Catcha Shares”) to third parties who provided financing in connection with the Business Combination, Transaction Expense Reduction as well as settlement of liabilities, including on behalf of Crown. This includes 1,500,000 Catcha Shares as commitment shares to the Investor in consideration for its entry into the Securities Purchase Agreement described above, 550,000 Catcha Shares to Chardan Capital Markets LLC as consideration for an advisory service fee due to Chardan Capital Markets LLC, 1,350,000 Catcha Shares to other Service Providers to Catcha in partial consideration for the Transaction Expense Reduction, including fee deferrals, and 3,111,627 Catcha Shares to certain investors in consideration for providing financing to Crown and Catcha, including providing the Transferred Collateral securing the Securities Lending Agreement described above, and settlement of certain liabilities. The Catcha Shares were exchanged for PubCo Ordinary Shares in the Business Combination, in a transaction registered under the Securities Act of 1933, as amended pursuant to PubCo’s Registration Statement on Form F-4 declared effective by the Securities and Exchange Commission on February 14, 2024 (File No. 333-274832) and, accordingly, may be freely transferred without restrictions under the Securities Act by the recipients thereof.

The agreements with certain of the Service Providers provide that, if the Service Provider sells the Service Provider Shares for proceeds equal to an agreed upon amount, then such Service Provider shall return any remaining Service Provider Shares to Sponsor.

On July 9, 2024, the Sponsor elected to convert the outstanding balance of $1,123,513 under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2) into Pubco Warrants at a price equal to $1.5 per warrant, for an aggregate of 749,009 Pubco Warrants.

Subsequent to the closing of the Business Combination, using the cash held in Trust Account, the Company paid $13,245,734 to shareholders for their redemption of 1,138,361 Catcha Shares and $2,171,178 to the third party vendors for the services provided by them. The remaining cash of $464,574 in the Trust Account was transferred to Crown and the Trust Account was then closed.

Subsequent to the closing of the Business Combination with Crown on July 9, 2024, the Sponsor paid $111,543 on behalf of Crown for working capital purposes. Up to the date the unaudited financial statements were issued, these amounts were still outstanding from Crown and will be due on demand.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K annual report for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2024 and Item 1A – Risk Factors of the Company’s Form 10-Q quarterly report for the three months ended March 31, 2024 filed with SEC on June 24, 2024, as well as Item 1A – Risk Factors included in this report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were originally incorporated on December 17, 2020 as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On February 17, 2021 (the “IPO Closing Date”), we consummated our IPO. On July 9, 2024, we consummated the previously announced business combination pursuant to the Business Combination Agreement dated as of August 3, 2023 (as amended, the “BCA”), by and among the Company (or “Catcha”), Crown LNG Holdings Limited, a private limited company incorporated under the laws of Jersey, Channel Islands (“Pubco”), CGT Merge II Limited, a Cayman Islands exempted company limited by shares (“Merger Sub”), and Crown LNG Holding AS, a private limited liability company incorporated under the laws of Norway (“Crown”).

The following transactions occurred pursuant to the terms of the BCA (collectively, the “Business Combination”):

●	Merger Sub merged with and into Catcha (the “Merger”), with Catcha surviving as the surviving company and becoming a wholly owned subsidiary of PubCo;

●	in connection with the Merger, each (a) issued and outstanding Class A ordinary share, par value $0.0001 per share, of Catcha (“Catcha Class A Ordinary Shares”) was converted into the right to receive one newly issued ordinary share, no par value, of PubCo (together, the “PubCo Ordinary Shares” and each individually, a “PubCo Ordinary Share”), (b) issued and outstanding Class B ordinary share, par value $0.0001 per share, of Catcha (“Catcha Class B Ordinary Shares”) was converted into the right to receive one newly issued PubCo Ordinary Share, (c) outstanding and unexercised public and private placement warrant of Catcha was converted into one warrant of PubCo (“PubCo Warrants”) that entitles the holder thereof to purchase one PubCo Ordinary Share in lieu of one Catcha Class A Ordinary Share and otherwise upon substantially the same terms and conditions; and

●	following the Merger, subject to the terms and procedures set forth under the Business Combination Agreement, the initial shareholders of Crown (the “Crown Shareholders”) transferred to PubCo, and PubCo acquired from the Crown Shareholders, all of the ordinary shares of Crown held by the shareholders in exchange for the issuance of 60,000,000 PubCo Ordinary Shares.

Recent Developments

Financing Agreements

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

The April 2024 Notes are convertible into PubCo Ordinary Shares at the option of the holder. The number of ordinary shares issuable upon conversion of the April 2024 Notes is determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal of a note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such principal of the applicable note, and (C) any other unpaid amounts, if any. “Conversion Price” means $10.00 initially at the date of issuance of the April 2024 Notes. The Conversion Price will reset to 95% of the lowest closing volume weighted average price observed over the 5 trading days immediately preceding the 270th calendar day following the Issuance Date, subject to a minimum price of $2.50 (the “Minimum Price”).

PubCo has the option to redeem the April 2024 Notes in full at any time after the Issuance Date and prior to maturity thereof upon 10 Trading Days’ (as defined in the April 2024 Notes) notice for cash at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon.

PIPE

On May 6, 2024, PubCo and Catcha entered into a subscription agreement (the “PIPE Subscription Agreement”) for a private placement (the “PIPE”) with a certain accredited investor (the “Purchaser”). Pursuant to the PIPE Subscription Agreement, at consummation of the Business Combination, the Purchaser purchased an aggregate of 176,470 PubCo Ordinary Shares, at a price per share of $8.50, representing aggregate gross proceeds of $1.5 million.

On May 14, 2024, PubCo and Catcha entered into additional subscription agreements (together with the PIPE Subscription Agreement above, the “PIPE Subscription Agreements”) for a private placement with certain accredited investors who are existing shareholders of Crown (the “Existing Shareholder Purchasers”). Pursuant to the PIPE Subscription Agreement, at consummation of the Business Combination, the Existing Shareholder Purchasers purchased an aggregate of 26,393 PubCo Ordinary Shares (together with the PubCo Ordinary Shares to be purchased by the Purchaser, the “PIPE Shares”), at a price per share of $10.00, representing aggregate gross proceeds of $263.9 thousand.

The PIPE Subscription Agreements contain customary representations and warranties of Catcha, PubCo, the Purchaser, and the Existing Shareholder Purchasers, and customary conditions to closing, as well as customary indemnification obligations. Pursuant to the PIPE Subscription Agreements, PubCo has agreed to register the resale of the PIPE Shares and is required to prepare and file a registration statement with the U.S. Securities and Exchange Commission no later than thirty days   following the closing date of the Business Combination. Such registration statement has not been filed as of the date of these financial statements, and PubCo is in discussions with the Purchaser regarding this requirement.

On July 9, 2024, the Company received $1.8 million from the Purchaser and the PIPE Subscription Agreement was closed.

Securities Lending Agreement

On May 22, 2024, Pubco entered into a securities lending agreement (the “Securities Lending Agreement”) with Millennia Capital Partners Limited (the “Lender”) pursuant to which the Lender agreed to loan PubCo up to $4.0 million (the “Loan”) at fifty-five (55%) Loan to Value of the current market value of shares   of Crown pledged to the Lender (“Transferred Collateral”). “Loan to Value” means the ratio of the Loan to the value of the Transferred Collateral, calculated by dividing the amount borrowed by the then current fair value of the Transferred Collateral, based on the quoted market price on NASDAQ. The Loan matures thirty-six (36) months after the Closing Date (as defined in the Securities Lending Agreement) and bears interest at an annual rate of 6.0% to be paid quarterly.

Up to the date the unaudited condensed financial statements were issued, there has not been any amounts drawn down pursuant to the Securities Lending Agreement.

Securities Purchase Agreement

 On June 4, 2024, PubCo entered into a definitive securities purchase agreement (the “Securities Purchase Agreement”) with Helena Special Opportunities LLC (the “Investor”), an affiliate of Helena Partners Inc., a Cayman-Islands based advisor and investor, providing for up to approximately USD$20.7 million in funding through a private placement for the issuance of convertible notes (the “SPA Notes”). Capitalized terms used but not defined in the description below shall have the meanings ascribed thereto in the Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement, the Company will issue the SPA Notes and warrants (the “Warrants”) to the Investor across multiple tranches (the “Tranches”) consisting of an initial tranche (the “Initial Tranche”) of (i) an aggregate principal amount of $2.95 million and including an original issue discount (“OID”) of up to an aggregate of $442,500, plus Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts (defined as 50% of the principal amount of each issued Tranche, divided by $10). The second tranche (the “Second Tranche”) consists of an aggregate principal amount of SPA Notes of up to $2.95 million and including an OID of up to $442,500 and Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts with respect to such Tranche. The Securities Purchase Agreement contemplates up to five subsequent Tranches, each of which will be in an aggregate principal amount of SPA Notes of $2.95 million each and each including an OID of $442,500 and Warrants to purchase a number of PubCo Ordinary Shares equal to the applicable Warrant Share Amounts with respect to such Tranches. The purchase price of an SPA Note and its accompanying Warrant will be computed by subtracting the portion of the OID represented by such SPA Note from the portion of the principal amount represented by such SPA Note (a “Purchase Price”).

The Closing of the purchase of each Tranche shall be subject to certain terms and conditions, including but not limited to:

e.	Initial Tranche. Closing of the Initial Tranche was occurred on the Closing of the Business Combination

f.	The Second Tranche. Closing of the Second Tranche shall not occur prior to the date that is the earlier of (i) the date that is 90 days following the Closing Date of the Initial Tranche and (ii) such date as the Notes and Warrants issuable in such Tranche may be resold pursuant to an effective registration statement pursuant to Rule 144 under the 1933 Act.

g.	Third and Fourth Tranches.

a)	Closing of each such Tranche shall be for only one Tranche of Notes having an initial aggregate Principal Amount equal to the greater of (i) $50,000 and (ii) the lesser of (x) two and one half times the median of the value of shares traded over each of the thirty (30) Trading Days preceding the Closing Day for such Tranche, and (y) $2.95 million, and

b)	the Closing Date of such Tranche shall not occur prior to the date that is the earlier of (i) the date that is 90 days following the Closing Date of the previous Tranche and (ii) such date as the Company and the Investor shall mutually agree.

h.	Fifth, Sixth and Seventh Tranches. Closing of any subsequent Tranche shall occur on such date as the Company and the Investor shall mutually agree, if at all; provided that the Closing of any subsequent Tranche shall be for only one Tranche of Notes having an initial aggregate Principal Amount equal to the greater of (i) $50,000 and (ii) the lesser of (x) two and one half times the median of the value of shares traded over each of the 30 Trading Days preceding the Closing Date for such Tranche, and (y) $2.95 million.

Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC. acted as placement agent to Pubco for the facility described above.

Non-Redemption Agreements

On June 20, 2024, Catcha entered into non-redemption agreements (the “Non-Redemption Agreements”) with two investors (each, a “Backstop Investor”), each acting on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by each such Backstop Investor or its affiliates. Pursuant to the Non-Redemption Agreements, the Backstop Investors agreed that, on or prior to closing of the Business Combination, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up to approximately 800,000 Catcha ordinary shares (the “Backstop Shares”), which redemption requests were made in connection with Catcha’s extraordinary general meeting of shareholders held on June 12, 2024. Upon consummation of the Business Combination, Catcha paid or caused to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from Catcha’s trust account in an amount equal to the product of (x) the number of Backstop Shares and (y) $2.075, which is equal to (A) the price per share for a pro rata portion of the amount on deposit in the trust account, less (B) $9.50. The Non-Redemption Agreement is contingent on the amount of shares the Backstop investors agreed not to redeem. As of June 30, 2024, the number of shares the investor agreed not to redeem was 1,908 shares, pursuant to which $3,950 would be payable to the Backstop Investors. The amount was determined on July 8, 2024, pursuant to which, Catcha paid $11,717 to the Backstop Investors for agreeing not to redeem 5,486 Backstop Shares at the Closing of the Transactions.

Fee Deferrals, Share Transfers and Other Transaction Expense Reductions

Transaction Expense Reduction

Prior to the closing of the Business Combination, PubCo, Catcha, Crown and Catcha Holdings LLC (“Sponsor”) entered into several agreements with service providers (the “Service Providers”) to Catcha and Crown in connection with the Business Combination, resulting in a reduction of the aggregate transaction expenses otherwise payable thereby at closing (the “Transaction Expense Reduction”).

Founder Share Transfers

On July 8, 2024, Sponsor transferred an aggregate of 6,511,627 Catcha Class A Ordinary Shares (“Catcha Shares”) to third parties who provided financing in connection with the Business Combination, Transaction Expense Reduction as well as settlement of liabilities, including on behalf of Crown. This includes 1,500,000 Catcha Shares as commitment shares to the Investor in consideration for its entry into the Securities Purchase Agreement described above, 550,000 Catcha Shares to Chardan Capital Markets LLC as consideration for an advisory service fee due to Chardan Capital Markets LLC, 1,350,000 Catcha Shares to other Service Providers to Catcha in partial consideration for the Transaction Expense Reduction, including fee deferrals, and 3,111,627 Catcha Shares to certain investors in consideration for providing financing to Crown and Catcha, including providing the Transferred Collateral securing the Securities Lending Agreement described above, and settlement of certain liabilities. The Catcha Shares were exchanged for PubCo Ordinary Shares in the Business Combination, in a transaction registered under the Securities Act of 1933, as amended pursuant to PubCo’s Registration Statement on Form F-4 declared effective by the Securities and Exchange Commission on February 14, 2024 (File No. 333-274832) and, accordingly, may be freely transferred without restrictions under the Securities Act by the recipients thereof.

The agreements with certain of the Service Providers provide that, if the Service Provider sells the Service Provider Shares for proceeds equal to an agreed upon amount, then such Service Provider shall return any remaining Service Provider Shares to Sponsor. As of the date of these unaudited financial statements, 762,887 Catcha Shares have been returned to the Sponsor.

Vendor Promissory Notes for Fee Deferrals

From June 18, 2024 to June 26, 2024, Pubco issued five convertible promissory notes to the vendors Ernst & Young Advokatfirma AS, Wikborg Rein Advokatfirma AS, Ernst & Young AS, Ogier (Jersey) LLP, and Nelson Mullins Riley Scarborough LLP (each a “Vendor,” and collectively, the “Vendors”), agreeing to defer payment for services provided (the “Convertible Vendor Notes”). The aggregate principal amount for all the Convertible Vendor Notes is approximately $5.0 million, bearing interest at 12% per annum. The Convertible Vendor Notes provides that twenty to fifty percent of the principal amount is payable within 30 days after the Closing Date, depending on Vendor. The remaining unpaid principal amount for each Convertible Vendor Note shall be increased by 20%, and payable in equal installments each quarter ending date subsequent to the Closing Date, from between one year and up to five years, depending on Vendor. If Pubco raises additional capital after Close, Pubco will use best endeavors to pay any outstanding principal under the Convertible Vendor Notes.

All the Convertible Vendor Notes provides that upon occurrence of a default (as described below), at the option of the Vendor any amounts outstanding under the Convertible Vendor Note may be converted into ordinary shares of at a conversion price equal to the VWAP Price: (i) on the date that is one hundred fifty (150) days following the Closing Date (the “Initial Election Date”), up to an amount equal to fifty percent (50%) of the then outstanding principal amount of this Note; and (ii) on each thirty (30) day anniversary following the Initial Election Date (each such anniversary together with the Initial Election Date, each, an “Election Date”) up to an additional ten percent (10%) of the then outstanding principal amount of the Convertible Vendor Note (collectively, the “Conversion Rights”); provided that (i) the foregoing calculation of the aggregate amount available to be converted into Shares pursuant to the Conversion Rights assumes that there has been no prior payment of the principal of the Convertible Vendor Note and (ii) any amounts that were otherwise available to be converted pursuant to the Conversion Rights on an Election Date that were not so converted shall remain available for conversion pursuant to the Conversion Rights on subsequent Election Dates until so converted. A default is constituted in the event of (i) failure by Pubco to pay any portions of the principal amount within five (5) business days after the dates specified in the Convertible Vendor Notes or issue shares pursuant to the Vendor Notes, if so, elected by the Vendor; (ii) voluntary bankruptcy; and (iii) involuntary bankruptcy.

In addition, on July 9, 2024, PubCo also issued promissory notes (the “Promissory Notes”) in an aggregate principal amount of $3.5 million to another Service Provider to Crown and Catcha, with such amounts representing deferrals of fees owed thereto. Such Promissory Notes bear interest at a rate of 12% per annum, payable quarterly, subject to Crown’s option to defer 50% thereof as paid-in-kind, with principal due thereunder payable at maturity on the 18-month anniversary of the issuance thereof. There is no conversion feature provided for under such Promissory Notes.

Amendments to Material Agreements

In connection with the foregoing, PubCo, Catcha and Sponsor entered into certain amendments to material agreements previously disclosed in the Registration Statement, as described below.

Agreements with Polar

On July 8, 2024, PubCo, Catcha, Sponsor and Polar Multi-Strategy Master Fund (“Polar”) entered into an Amendment (the “March Amendment”) to the March 2023 Subscription Agreement, which was originally entered into between Catcha, Sponsor and Polar, pursuant to which Polar provided $300,000 to Catcha (the “March Capital Contribution”) for working capital purposes.

Pursuant to this Amendment, PubCo, Catcha and the Sponsor jointly and severally, agreed to promptly repay, as a return of capital, an amount equal to the March Capital Contribution funded by Polar to Catcha within five (5) business days of the Closing of the Business Combination, by:

A)	Issuance of a convertible promissory note by the Company in favor of Polar or its nominee, with consideration for such note equal to 50% of the March Capital Contribution; and

B)	Payment in cash in U.S. Dollars equal to 50% of the March Capital Contribution.

On July 8, 2024, PubCo, Catcha, Sponsor and Polar entered into an Amendment (the “October Amendment”) to the October 2023 Subscription Agreement, which was originally entered into between Catcha, Sponsor and Polar, pursuant to which Polar provided $750,000 to Catcha (the “October Capital Contribution”) for working capital purposes.

Pursuant to this Amendment, PubCo, Catcha and the Sponsor jointly and severally, agreed to promptly repay, as a return of capital, an amount equal to the October Capital Contribution funded by Polar to Catcha within five (5) business days of the Closing of the Business Combination, by:

A)	Issuance of a convertible promissory note by the Company in favor of Polar or its nominee, with consideration for such note equal to 50% of the October Capital Contribution; and

B)	Payment in cash in U.S. Dollars equal to 50% of the October Capital Contribution.

On July 8, 2024, PubCo and Polar entered into a Securities Purchase Agreement, pursuant to which PubCo shall issue Promissory Notes for an aggregate purchase price of up to $525,000, divided into two separate notes, with an aggregate principal amount of $583,334, reflecting original issue discount of 10%. The issuance of such Promissory Notes was in satisfaction of 50% of the payment due upon the Closing of the Business Combination under the March Amendment and the October Amendment, as described above, with no additional amount paid by Polar.

On July 8, 2024, Pubco issued 1,050,000 ordinary shares to Polar for share settlement under the March 2023 Subscription Agreement and October 2023 Subscription Agreement. On July 9, 2024, in connection with the closing of the Business Combination, the Company paid $525,000 to Polar, for the cash settlement as agreed in March Amendment and October Amendment.

CCM Amendment Agreement

On June 25, 2024, Cohen & Company Capital Markets division (“CCM”), Catcha and PubCo entered into an Amendment (“CCM Amendment”) to the Engagement Letter, which was originally entered into between CCM and Catcha on May 18, 2023. Pursuant to the CCM Amendment, the fees contemplated in the Engagement Letter were amended as follows:

●	$100,000 paid in full in U.S. dollars simultaneously with the closing of the Business Combination;

●	$100,000 paid in full in U.S. dollars simultaneously with the funding of the second tranche of funding pursuant to the Securities Purchase Agreement with Helena Special Opportunities LLC described above;

●	350,000 ordinary shares of Pubco, which was satisfied by Sponsor on behalf of PubCo within the aggregate of 1,900,000 of such transfers to Service Providers described above; and

●	Issuance by PubCo to CCM at the closing of the Business Combination of a Promissory Note in the principal amount of $1,000,000, which shall be convertible at CCM’s election beginning six months following closing of the Business Combination. The conversion price shall equal the lessor of (x) the 5 VWAP trading days ending on the VWAP trading day immediately preceding the applicable conversion and (y) 95% of the previous trading day closing price of PubCo Ordinary Shares. Upon the second anniversary of issuance, all remaining amounts due under the note shall convert into PubCo Ordinary Shares.

The Company evaluated the CCM Amendment and concluded that, the Company will measure the equity-classified award under the share-based payment arrangement guidance and recognize compensation cost from the share-based payment transaction in the same period and in the same manner as if the entity had paid cash for the goods or services based on the award’s initial fair value upon grant date, which in this case is the consummation of the Business Combination with Crown. The Company did not record any share-based expenses for the six month ended June 30, 2024. The Company paid $118,790 advisory fee to CCM on July 9, 2024.

Results of Operations

For the three months ended June 30, 2024, we had a net loss of $842,424, which consisted of operating expenses of $1,548,388, an unrealized loss on change in fair value of the Convertible Promissory Notes of $116,072, an unrealized loss on the change in fair value of the Working Capital Loan of $153,186, unrealized loss on change in fair value of the warrant liability of $191,594 and an unrealized loss on the change in fair value of the Derivative Asset — Note Receivable of $679,310. These were partially offset by interest income on cash held in the Trust Account of $183,152 during the three months ended June 30, 2024, an unrealized gain on change in fair value of the Capital Contribution Note of $983,664 and an unrealized gain on the change in fair value of the Derivative Liability — Note Payable of $679,310.

For the six months ended June 30, 2024, we had a net loss of $3,273,477, which consisted of operating expenses of $3,018,061, an unrealized loss on change in fair value of the Convertible Promissory Notes of $158,027, an unrealized loss on the change in fair value of the Working Capital Loan of $205,204, unrealized loss on change in fair value of the warrant liability of $1,102,958 and an unrealized loss on the change in fair value of the Derivative Asset — Note Receivable of $976,084. These were partially offset by interest income on cash held in the Trust Account of $445,647 during the three months ended June 30, 2024, an unrealized gain on change in fair value of the Capital Contribution Note of $765,126, and an unrealized gain on the change in fair value of the Derivative Liability — Note Payable of $976,084.

For the three months ended June 30, 2023, we had a net loss of $179,762, which consisted of operating expenses of $637,470, unrealized loss on change in fair value of the Convertible Promissory Notes of $622, unrealized loss on the change in fair value of the Working Capital Loan of $866, unrealized loss on change in fair value of the Capital Contribution Note of $17,379, partially offset by interest income on cash and investments held in the Trust Account of $266,882, unrealized gain on excess of fair value of the Capital Contribution Note over proceeds at issuance of $44,898, and and unrealized gain on change in fair value of the warrant liability of $164,795.

For the six months ended June 30, 2023, we had a net loss of $368,093, which consisted of operating expenses of $1,547,405, unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Convertible Promissory Notes of $856, unrealized loss on the change in fair value of the Working Capital Loan of $1,533, unrealized loss on change in fair value of the Capital Contribution Note of $21,509, partially offset by interest income on cash and investments held in the Trust Account of $2,210,644 and unrealized gain on change in fair value of the warrant liability of $52,286.

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

On August 10, 2023, J.P. Morgan waived its entitlement to the payment of $10,500,000 deferred underwriting fees in connection with its role as underwriter in the Company’s IPO. Furthermore, J.P. Morgan had no role in connection with the Business Combination transaction. As a result, we recognized $482,662 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $10,017,338 was recorded to accumulated deficit in relation to the waiver of the deferred underwriting fees during the three months ended September 30, 2023.

For the six months ended June 30, 2024, net cash used in operating activities was $483,059. The net loss of $3,273,477 was impacted by an unrealized loss on change in fair value of the Convertible Promissory Notes of $158,027, an unrealized loss on the change in fair value of the Working Capital Loan of $205,204, an unrealized loss on change in fair value of the warrant liability of $1,102,958, and an unrealized loss on the change in fair value of the Derivative Asset — Note Receivable of $976,084, offset by interest income on cash and investments held in the Trust Account of $445,647, an unrealized gain on the change in fair value of the Derivative Liability — Note Payable of $976,084, an unrealized gain on change in fair value of the Capital Contribution Note of $765,126 and changes in operating assets and liabilities, which provided $2,535,002 of cash from operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2023, net cash used in operating activities was $649,569. The net loss of $368,093 was impacted by unrealized loss on excess of fair value of the Capital Contribution Note over proceeds at issuance of $1,059,720, unrealized loss on change in fair value of the Capital Contribution Note of $21,509, unrealized loss on change in fair value of the Convertible Promissory Notes of $856, an an unrealized loss on the change in fair value of the Working Capital Loan of $1,533, offset by interest income on cash and investments held in the Trust Account of $2,210,644 and unrealized gain on change in fair value of the warrant liability of $52,286, and changes in operating assets and liabilities, which provided $897,836 of cash in operating activities, primarily due to the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2024, net cash provided by investing activities was $9,346,419, consisting of disposal of investments held in Trust Account of $9,644,932, partially offset by cash deposited in Trust Account of $298,513.

For the six months ended June 30, 2023, net cash provided by investing activities was $282,528,643, consisting of disposal of cash and investments held in Trust Account of $282,903,643, partially offset by cash deposited in Trust Account of $375,000.

For the six months ended June 30, 2024, net cash used in financing activities was $8,893,310, consisting of redemption of Class A ordinary shares redemption of $9,644,932, partially offset by proceeds from the issuance of a working capital loan of $453,109 and proceeds from the issuance of a promissory note to a related party of $298,513.

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

As of June 30, 2024, we had $900 in cash outside of the Trust Account and working capital deficit of $12,008,166.

Prior to the consummation of the Business Combination, the Company used the funds not held in the Trust Account, funds raised from Convertible Promissory Notes (as described in Note 5 of the Notes to Financial Statements) and funds raised from the Capital Contribution Note (as described in Note 7 of the Notes to Financial Statements) for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, extension deposits, negotiating and completing a Business Combination, which was the Business Combination with Crown that has been completed on July 10, 2024.

Upon closing of the Business Combination, the total outstanding under Working Capital Loans (including both $1.5 Million Convertible Promissory Note and 2024 Convertible Promissory Note) of $1,675,187 and the total outstanding under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2) of $1,123,513, was converted to 1,116,791 and 749,009 PubCo Warrants at a price equal to $1.5 per warrant, respectively, at the Sponsor’s election.

After the business Combination, the Company became a wholly owned subsidiary of Pubco, whose shares are traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “CGBS. The Company was delisted from NYSE since July 10, 2024.

There is substantial doubt about PubCo’s ability to continue to operate as a going concern. PubCo’s ability to operate as a going concern is principally dependent on its ability to continue raising financing, and therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay the sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. For each the three and six months ended June 30, 2024 and 2023, we incurred $30,000 and $60,000 in expenses in connection with such services, as reflected in the accompanying statements of operations. As of June 30, 2024 and December 31, 2023, respectively, administrative service fees of $301,366 and $240,935, respectively, were included in due to related party in the accompanying balances sheets. Up to the date the financial statements were issued, the $301,366 of due to related party was still outstanding and will be due as demand.

On March 14, 2023, the Company entered into an agreement with Chardan Capital Markets, LLC (“Chardan”) for Chardan to act as exclusive capital markets technical advisor with respect to an event of a stock exchange demand for action by the Company at a time other than the initial closing of a business combination involving the Company and a target or targets. The agreement calls for Chardan to receive a fee of $175,000 at the signing of the agreement, a fee of $175,000 no later than 10 calendar days after Chardan informs the Company of the documented completion of the technical advisory activities and a deferred fee of $275,000 at the earlier of (i) the closing of a Business Combination from the closing flow-of-funds or (ii) upon the liquidation of the Trust Account if the Company has not consummated a Business Combination. For the period ended June 30, 2024, the Company recorded $0 of such advisory service fee in the accompanying statement of operations. As of June 30, 2024, the Company had paid $350,000 to Chardan and the total unpaid amounts to Chardan was $275,000, which was included in accounts payable and accrued expenses in the accompanying condensed balance sheets. On July 8, 2024, Sponsor transferred 550,000 Catcha Shares to Chardan Capital Markets LLC to settle the $275,000 unpaid advisory service fee. Chardan further agrees that, upon its receipt of total proceeds from resales of the shares exceeding U.S.$ 275,000.00 (plus an “upward variance” of up to fifteen percent (15%) to permit Chardan to complete any sales initiated on the trading day on which Chardan reaches this excess), it will transfer any remaining unsold shares to Sponsor.

On March 26, 2023, the Company entered an agreement with Alumia to act as a non-exclusive transactional and strategic capital markets advisor to the Company assisting with introductions and with respect to the Company’s potential Business Combination. The agreement calls for Alumia to receive simultaneously with the Closing of the Business Combination (a) a fee in the amount of $2,500,000 and (b) a fee of 4% multiplied by the dollar amount of any equity financing transactions which may be entered into by third party investors identified and introduced by Alumia, regardless of whether the counterparty in the Business Combination was a subject target, payable upon the Closing. Alumia was not involved in the Company’s Business Combination transaction with Crown, and no fee is payable under this agreement.

On May 18, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its CCM division, to act as its (i) capital markets advisor in connection with the Business Combination with Crown and (ii) placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities in connection with the Business Combination (“CCM Engagement Letter”). The Company shall pay CCM (i) an Advisor Fee in connection with the Business Combination in an amount equal to the sum of (I) $2,000,000 paid in full in U.S. dollars simultaneously with the Closing of the Business Combination and (II) 50,000 Shares of the publicly listed post-business combination company and (ii) an Offering Fee in connection with the Offering of an amount equal to 7.0% of the sum of (A) the gross proceeds raised from investors and received by the Company or Crown simultaneously with or before the closing of the Offering plus (B) proceeds released from the Trust Account with respect to any shareholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s Class A ordinary shares, in each instance to the extent such investor or shareholder under (A) and (B) above was identified to the Company by CCM, which shall be payable in U.S. dollars by the Company and due to CCM simultaneously with the closing of the Offering. The Shares shall be fully duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the Closing of the Business Combination and will be delivered in book entry form in the name of and delivered to CCM (or its designee) at the Closing of the Business Combination.

The Company evaluated the CCM Amendment and concluded that, the Company will measure the equity-classified award under the share-based payment arrangement and recognize compensation cost from the share-based payment transaction in the same period and in the same manner as if the entity had paid cash for the goods or services based on the award’s initial fair value upon grant date, which in this case is the consummation of the Business Combination with Crown. The Company did not record any share-based expenses for the six month ended June 30, 2024. The Company recorded $118,790 advisory fee under the CCM Amendment for the six months ended June 30. Such accrual was fully paid on July 9, 2024.

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

On July 8, 2024, PubCo, Catcha, Sponsor and Polar entered into an Amendment (the “October Amendment”) to the October 2023 Subscription Agreement. Pursuant to the October Amendment, PubCo, Catcha and the Sponsor jointly and severally, agreed to promptly repay, as a return of capital, an amount equal to the October Capital Contribution funded by Polar to Catcha within five (5) business days of the Closing of the Business Combination, by:

A)	Issuance of a convertible promissory note by the Company in favor of Polar or its nominee, with consideration for such note equal to 50% of the October Capital Contribution; and

B)	Payment in cash in U.S. Dollars equal to 50% of the October Capital Contribution.

On July 8, 2024, PubCo and Polar entered into a Securities Purchase Agreement, pursuant to which PubCo shall issue Promissory Notes for an aggregate purchase price of up to $525,000, divided into two separate notes, with an aggregate principal amount of $583,334, reflecting original issue discount of 10%. The issuance of such Promissory Notes was in satisfaction of 50% of the payment due upon the Closing of the Business Combination under the March Amendment and the October Amendment, as described above, with no additional amount paid by Polar.

On July 9, 2024, the Company paid $525,000 to Polar, pursuant to the March Amendment and October Amendment.

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

On March 27, 2024, the Company issued the 2024 Extension Note No. 1 to the Sponsor, pursuant to which the Company may borrow up to $141,620.04 from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through May 17, 2024. Pursuant to the 2024 Extension Note No. 1, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $47,206.68 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $141,620.04 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 1 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 1 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 1). As of June 30, 2024, the Company received $141,620 principal under the 2024 Extension Note No. 1.

On March 29, 2024, the Company issued the 2024 Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow up to $500,000 from the Sponsor. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. The terms of the warrants will be identical to those of the Private Placement Warrants. The loan will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the loan may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Convertible Promissory Note). As of June 30, 2024, the Company received $87,687 principal working capital purposes under the 2024 Convertible Promissory Note. Up to the closing of the Business Combination, the Company received a total of $175,187 principal for working capital purposes under the 2024 Convertible Promissory Note, which was converted into Pubco Warrants at a price of $1.5 per warrant.

On May 15, 2024, the Company issued a promissory note in the principal amount of up to $122,839 (the “2024 Extension Note No. 2”) to the Sponsor, pursuant to which the Company may borrow up to $122,839.38 (the “2024 Extension Loan No. 2”) from the Sponsor, consisting of the aggregate amount of the potential extensions of the Business Combination through August 17, 2024. Pursuant to the 2024 Extension Note No. 2, the Sponsor has agreed to deposit into the Company’s trust account established in connection with its initial public offering cash in the amount of $40,946.46 per monthly Extension (or a pro rata portion thereof if less than a month), and the Company has agreed that the amount of each such deposit shall constitute a loan, until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that $122,839.38 has been loaned. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on February 17, 2021 in connection with the initial public offering. The terms of the warrants will be identical to those of the private placement warrants. The 2024 Extension Loan No. 2 will not bear any interest, and will be repayable by the Company to the Sponsor, on a date that is the earlier of the consummation of an initial business combination and the liquidation of the Company. The maturity date of the 2024 Extension Loan No. 2 may be accelerated upon the occurrence of an Event of Default (as defined under the 2024 Extension Note No. 2). As of June 30, 2024, the Company received $81,893 principal under the 2024 Extension Note No. 1.

On July 9, 2024, the Sponsor elected to convert the outstanding balance of $1,123,513 under the Extension Notes (including $900,000 under the 2023 Extension Note, $141,620 under 2024 Extension Note No. 1 and $81,893 under 2024 Extension Note No. 2) into Pubco Warrants at a price equal to $1.5 per warrant, for an aggregated of 749,009 Pubco Warrants.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with GAAP. We describe our significant accounting policies in Note 2, of the notes to the audited financial statements included in this report on Form 10-Q. The preparation of these unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following critical accounting policies and estimates.

Note Receivable

We analyzed the October 2023 Subscription Agreement under ASC 320 “Investments – Debt Securities” and concluded that, bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company recorded a held to maturity asset in the amount of $750,000 which is representative of the amortized cost of the Note Receivable and recorded a corresponding Derivative Asset – Note Receivable in the amount of $2,667,828. As of June 30, 2024 and December 31, 2023, the fair value of Derivative Asset – Note Receivable was $1,713,280 and $ 2,689,364. For the three and six months ended June 30, 2024, the Company recorded unrealized loss in the amount of $679,310 and $976,084, respectively, associated with changes in the fair value of the Derivative Asset - Note Receivable. Further, the Note Receivable was issued at a discount of $750,000, which was fully accreted to the Note Receivable balance immediately as it occurred. As of June 30, 2024 and December 31, 2023, the Note Receivable, net of original issuance discount was $750,000.

To value the Derivative Asset – Note Receivable upon issuance, the Company used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a with and without basis. The key inputs for PWER model upon December 31, 2023 include 1) volatility of 38.1%; 2) risk–free rate of 5.5%; 3) restricted terms of 0.13 year; 4) likelihood of completing a business combination of 60%. The key inputs for PWER model as of June 30, 2024 include 1) volatility of 31.9%; 2) risk–free rate of 5.47%; 3) restricted terms of 0.03 year; 4) likelihood of completing a business combination of 75%.

After the closing of the Business Combination on July 9, 2024, the note receivable became an inter-company transaction and will be eliminated.

Convertible Promissory Notes

The Company elected to account for the Convertible Promissory Notes (which include the $1.5 Million Convertible Promissory Note, the 2024 Convertible Promissory Note and the Extension Notes) entered into with the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Convertible Promissory Notes and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Convertible Promissory Notes. As such, the Convertible Promissory Notes were initially measured at $1,415,589 as of the issue dates (including $784,874 under the $1.5 Million Convertible Promissory Note, $65,573 under the 2024 Convertible Promissory Note and $565,142 under the Extension Notes). For the three and six months ended June 30, 2024, $171,663 and $252,147 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying statements of shareholders’ deficit, respectively. For the three and six months ended June 30, 2023, $230,045 and $493,671 excess of proceeds over fair value at issuance was recorded as additional paid-in capital in the accompanying unaudited condensed statements of shareholders’ deficit. As of June 30, 2024 and December 31, 2023, the fair value of the Convertible Promissory Notes was $1,123,196 and $675,934, respectively, under the $1.5 Million Convertible Promissory Note, the fair value of the Convertible Promissory Notes was $65,660 and $0, respectively, under the 2024 Convertible Promissory Note and the fair value of the convertible promissory note was $841,286 and $491,502, respectively, under the Extension Notes, respectively.

For the three and six months ended June 30, 2024, the Company recognized an unrealized loss of $153,099 and $205,117, respectively, attributable to the change in fair value of $1.5 Million Convertible Promissory Note, unrealized loss of $87 and $87, respectively, attributable to the change in fair value of the 2024 Convertible Promissory Note and unrealized loss of $116,072 and $158,027, respectively, attributable to the change in fair value of the Extension Notes respectively, in the condensed statements of operations. For the three and six months ended June 30, 2023, the Company recognized $866 and $1,533 unrealized loss on fair value changes of the Convertible Promissory Notes, respectively, attributable to the change in fair value of the $1.5 Million Convertible Promissory Notes and unrealized loss of $622 and $856, respectively, attributable to the change in fair value of Extension Notes, respectively, in the condensed statements of operations.

Valuation of the Convertible Promissory Notes (which includes the $1.5 Million Convertible Promissory Note, the 2024 Convertible Promissory Note and the Extension Notes) was determined using a discounted cash flow analysis based on the estimated timing of the initial business combination and classified as a Level 3 valuation. The key inputs or weighted average inputs, as applicable, for discounted cash flow analysis at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate for warrant	4.33%	3.84%
Risk-free interest rate for debt	5.47%	5.54%
Term of Debt Conversion (years)	0.03	0.13
Term of Warrant Conversion (years)	5.00	5.00
Expected volatility	56.3%	1.4%
Iterated/Market Stock price	$5.75	$11.13
Exercise price of Warrants	$11.5	$11.5
Strike Price of Debt Conversion	$1.50	$1.5
Likelihood of Completing a Business Combination	75%	60%

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with Polar and the Sponsor (the March 2023 Subscription Agreement) on March 9, 2023, pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the condensed statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as noncash gains or losses in the statements of operations. The Company believes that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 300,000 shares in consideration for the Capital Calls as described in Note 7 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $1,359,720 as of the issue date. The $1,059,720 excess of fair value of the Capital Contribution Note over proceeds at issuance was recorded in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the fair value of the Capital Contribution Note was $1,435,165 and $2,200,291, respectively. On July 8, 2024, parties of the March 2023 Subscription Agreement entered into an amendment, see disclosure in “Recent Development - Amendments to Material Agreements”.

For the three and six months ended June 30, 2024, $983,664 and $765,126 unrealized gain on fair value changes of the Capital Contribution Note was recorded in the unaudited condensed statements of operations. For the three and six months ended June 30, 2023, $17,379 and $21,509 unrealized loss on fair value changes of the Capital Contribution Note was recorded in the unaudited condensed statements of operations.

Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes. The key inputs or weighted average inputs, as applicable, for PWERM at June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate	5.5%	5.5%
Estimated Term (years)	0.03	0.13
Expected volatility	56.3%	1.4%
Iterated/Market Stock price	$5.75	$11.13
Likelihood of Completing a Business Combination	75%	60%
Consideration for the Capital Call(s)- in shares	300,000	300,000

October 2023 Subscription Agreement

The Company analyzed the October 2023 Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the October 2023 Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument) is not necessary under ASC 815-15-25, and (iii) bifurcation of a single derivative that comprises all of the fair value of the Termination feature (i.e., derivative instrument) is necessary under ASC 815-15-25. As a result, the Company analyzed the October 2023 Subscription Agreement under ASC 470 “Debt” and concluded that, the Subscription Shares are representative of an equity classified freestanding financial instrument issued in a bundled transaction with a SPAC Loan which is representative of liability classified freestanding financial instrument which contains a derivative instrument which is required to be bifurcated and classified and accounted for as a derivative liability measured at fair value, on a recurring basis, with changes in fair value recorded within the accompanying statements of operations. As a result, the Company will record the October 2023 Subscription Agreement using the with-and-without method of accounting combined with the relative fair value method of accounting when allocating the proceeds received under the October 2023 Subscription Agreement, as required under ASC 470. On October 25, 2023, the date of issuance, the fair value of the Subscription Shares was $4,917,967, the fair value of the Derivative Liability — Note Payable was $2,667,828, and the fair value of the Derivative Asset – Note Receivable (see Note 6) was $2,667,828. On October 26, 2023, we received $750,000 under the October 2023 Subscription Agreement. As of June 30, 2024 and December 31, 2023, the fair value of the Derivative Liability — Note Payable was $1,713,280 and $2,689,364, respectively. For the three and six months ended June 30, 2024, we recorded unrealized gain in the amount of $679,310 and $976,084, respectively, associated with changes in the fair value of the Derivative Liability — Note Payable in the accompanying unaudited condensed statements of operations. Further, the Note Payable was issued at a discount of $750,000, which was fully accreted to the Note Payable balance immediately as it occurred. As of June 30, 2024 and December 31, 2024, the Note Payable, net of original issuance discount was $750,000. On July 8, 2024, parties of the October 2023 Subscription Agreement entered into an amendment, see disclosure in “Recent Development - Amendments to Material Agreements”.

We used a probability weighted expected return model (“PWER model”) that values the October 2023 Subscription Agreement based on future projections of the various potential outcomes. The embedded options were valued using a Black Scholes model. The derivative value was determined on a With and Without basis. The key inputs for PWER model as of June 30, 2024 include 1) volatility of 31.9%; 2) risk–free rate of 5.47%; 3) restricted terms of 0.03 year; 4) likelihood of completing a business combination of 75%.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments, determining the fair value of complex financial instruments and lack of controls needed to evaluate contractual agreements for contingent fee arrangements and unrecorded liabilities to ensure it is accurate and complete. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that the accompanying unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s Annual Report. The risks described in our Annual Report and in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.

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

CATCHA INVESTMENT CORP

Date: September 24, 2024		/s/ Patrick Grove
	Name:	Patrick Grove
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 24, 2024		/s/ Luke Elliott
	Name:	Luke Elliott
	Title:	Director and President
(Principal Financial and Accounting Officer)